Form 10-K
period 2025-12-31
Ethos Technologies Inc.
filed 2026-03-17
CIK 1788451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to ________

Commission File Number: 001-43065

ETHOS TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-3181024 (I.R.S. Employer Identification No.)

90 New Montgomery Street, Suite 1500

San Francisco, CA 94105

(Address of principal executive offices and zip code)

(415) 915-0665

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	LIFE	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated ﬁler, an accelerated ﬁler, a non-accelerated ﬁler, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated ﬁler,” “accelerated ﬁler,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the shares of Class A common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s shares of Class A common stock on January 30, 2026 as reported by the Nasdaq Global Select Market, was approximately $351.8 million. The Registrant has elected to use January 30, 2026, the date of the closing of its initial public offering, as the calculation date because on June 30, 2025 (the last business day of the Registrant’s second fiscal quarter), the Registrant was a privately held company. In determining the market value of the voting equity held by non-affiliates, shares of common stock of the Registrant beneficially held by each director and officer and each person who owns 10% or more of the Registrant’s outstanding common stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2026, Ethos Technologies Inc. had 30,790,388 shares of Class A common stock outstanding, and 32,079,265 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement related to the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

GLOSSARY OF TERMS

Definitions

We provide this glossary to help those reading this Form 10-K understand the industry and other technical terms that are used in this Form 10-K. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Form 10-K.

•
Activated Policy: An insurance policy that was sold through our platform. Activated policies include insurance policies issued and sold to consumers who come to our platform directly as well as those sourced through third-party channels. The number of activated policies does not include any Wills & Estate Planning products.
•
Active Carriers: Carriers that issued at least one policy through our platform within the last 12 months and were continuing to offer products through our platform as of December 31, 2025.
•
Active Selling Agents: Agents who have activated a policy through our platform within the last 12 months.
•
Agencies: Independent insurance agencies that are not owned or operated by us but use our platform to sell insurance products. These agencies employ, or contract with, agents who engage with consumers and submit applications through our platform.
•
Agent Payments: Amounts paid by us to agents or agencies in connection with both policy sales and sale referrals made by such agents, or in the case of payments made to agencies, their affiliated agents, on our platform.
•
Agents: Individuals licensed to sell insurance policies in the relevant jurisdiction, whether captive, independent, or affiliated with agencies, including those who sell insurance and related products through our platform.
•
Carrier: A licensed insurance company.
•
Commissions: The compensation paid by a carrier to us for an activated policy. Commissions are based on the annual premium of an activated policy and are typically paid throughout the life of the policy. The majority of a policy’s lifetime commissions are paid in the first year following activation.
•
Commission Rates: The percentage of the policy premium in each policy year paid to us as commission. Commission rates are contractually defined with carriers and reviewed on an annual basis.
•
Consumers: Individuals who apply for and purchase insurance and related products on our platform, either directly, or through our third-party channel.
•
Persistency: The term “persistency” refers to how long activated policies remain active throughout their terms. Observed persistency for policies of a particular product type changes over time as activated policies are terminated prior to the end of their terms.
•
Persistency Estimate: The term persistency estimate refers to a percentage estimating the likelihood that a currently activated policy will remain active throughout the policy’s term. We derive the persistency estimate for a policy using our observed persistency data applicable to that policy as well as relevant industry persistency data. We apply the persistency estimate for an activated policy when recognizing revenue from that policy, and we regularly review, and update as needed, persistency estimates as observed persistency applicable to that policy changes over time.
•
Post-Issue Audit: A review process conducted periodically by Ethos after a policy has been activated to validate digital underwriting information. The audits may result in recommendations for policy termination where discrepancies are identified. While we conduct the audit, implementation of any resulting actions, such as policy terminations, is typically carried out by the issuing carriers.
•
Terminations: Previously activated policies that cease to be active due to either (i) policy lapses, which are primarily driven by the consumer’s failure to pay their premiums or voluntary consumer cancellations, (ii) policy rescissions, which are cancellations by the carrier typically resulting from misrepresentation or non-disclosure of material facts by the consumer discovered during post-issue audits, or (iii) death of the consumer.
•
Third-Party Channel: Our external distribution network, which is composed of independent insurance agencies, their affiliated licensed agents, independent agents, third-party fintech companies, and other third parties that refer consumers to, or enable the sale of, insurance products through our platform.
•
Underwriting Costs: The costs incurred throughout the underwriting process for both activated and non-activated policies, including costs associated with obtaining third-party evidences (such as prescription history, credit-based insurance scores and motor vehicle records), and, separately, costs related to post-issue audits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial condition or results of operations, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding the premiums set by carriers and commission rates negotiated with carriers;
•
the growth rate of the market in which we compete;
•
our business plan and our ability to effectively manage our growth and associated investments;
•
anticipated trends, growth rates, and challenges in our business, our industry, and in the markets in which we operate;
•
our ability to continue to grow across our current markets and expand into new markets;
•
our ability to sustain or improve our profitability;
•
future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•
effectiveness of our brand awareness and marketing efforts;
•
our beliefs and objectives for future operations and growth initiatives and ability to predict future results;
•
our ability to increase the number of activated policies on our platform;
•
our ability to maintain our relationships with agency counterparties and to develop relationships with new agencies and increase agent engagement on our platform;
•
our ability to maintain and expand our relationships with carriers, and to diversify the carriers with whom we work;
•
our ability and expectations to continue to innovate and enhance our platform and product offerings, and to keep pace with technological developments;
•
our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel;
•
our ability to obtain, maintain, protect, and enforce our intellectual property rights and any costs associated therewith;
•
our ability to successfully defend disputes, legal proceedings and governmental inquiries brought against us;
•
our ability to operate our business during fluctuations or an overall decline in economic activity, or any adverse trends in the life insurance industry;
•
our ability to compete effectively with existing competitors and new market entrants;
•
our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business;
•
potential volatility in our stock price and a possible decline in the value of our Class A common stock;
•
the other factors discussed under “Risk Factors”; and
•
other factors beyond our control.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

Risk Factors Summary

Investing in our Class A common stock involves numerous risks, including the risks described in the section titled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

•
We have a history of losses, and while we have recently achieved profitability, we may not sustain it in the future.
•
We have a limited history operating our business at its current scale, scope, and complexity, which makes it difficult to plan for future operations and growth initiatives and predict future results. In particular, factors impacting, and our ability to accurately forecast, our persistency estimates have negatively impacted and may in the future negatively impact our ability to accurately predict future revenue and cash flows and may in future periods result in unexpected differences between actual results compared to our forecasts.
•
Our business could be harmed if we fail to manage our growth effectively.
•
Revenue we earn on the sale of insurance products is based on premiums set by carriers, and any meaningful change in these premiums, or decrease in commission rates that we negotiate with our carriers based on such premiums, or actions by carriers seeking repayment of commissions, could adversely impact our revenue.
•
Our business may be harmed if we lose relationships with carriers, fail to maintain good relationships with carriers, become even more dependent upon a limited number of carriers or fail to develop new carrier relationships.
•
We rely on a limited number of agency counterparties, and if we are unsuccessful in maintaining relationships with these and new agencies, our results of operations will be harmed.
•
Our success depends on individual agent adoption and engagement, and if agents do not engage with or adopt our platform, our results of operation will be harmed.
•
Our business depends in part on third-party data, technology, and infrastructure providers, and failure to maintain these relationships or changes in their services could adversely affect our operations, revenue, and growth.
•
Cyber attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services could adversely affect our business, financial condition, and results of operations.

•
Our brand awareness and marketing efforts to help grow our business may not be effective.
•
Damage to our reputation could have a material adverse effect on our business.
•
Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, the infringement, misappropriation, or other violation of our intellectual property by third parties, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition and business.
•
Our business is subject to risks related to disputes, legal proceedings, and governmental inquiries and investigations.
•
We and the third parties with whom we work are subject to stringent and evolving U.S. laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with such obligations could lead, and in certain cases has led, to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of consumers or sales, and other adverse business consequences.
•
Competition in our industry is intense, and our inability to compete effectively may adversely affect our business, financial condition, and results of operations.
•
Our stock price may be volatile, and the value of our Class A common stock may decline.
•
An active public trading market may not develop or be sustained.

If we are unable to adequately address these and other risks we face, our business may be harmed.

PART I

Item 1. Business

Company Overview

Ethos Technologies Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively referred to as the “Company”, “Ethos” “we” “our”, “us”) is a leading technology-driven, direct-to-consumer platform that makes life insurance accessible and easy to apply for.

Through its advanced digital underwriting, data analytics, and proprietary technology, the Company provides a streamlined process for consumers to explore, compare, and purchase life insurance policies entirely online. The Company contracts with top-rated insurance carriers to offer life insurance to families throughout the United States through the use of multi-channel marketing and advertising campaigns and independent third-party agents. The Company is a licensed agent in 49 states and serves as a third-party administrator (TPA). The streamlined application process is achieved through the Company’s full stack technology and predictive modeling platform which simplifies and automates the underwriting process allowing families to obtain same-day coverage. The Company primarily earns revenue in the form of commission payments from the contracted insurance carriers. Commission payments are received both when the initial policy is sold (first year) and when the underlying policyholder renews their policy in subsequent years.

Our Mission

Our mission is to protect families by democratizing access to life insurance and empowering agents at scale. To achieve this mission, we built Ethos, a three-sided technology platform that transforms the buying, selling, and risk management experience of life insurance for consumers, agents, and carriers alike.

The Problem with the Legacy Life Insurance Process

Life insurance is a pillar of financial security. It provides individuals and their families peace of mind and financial protection against unforeseen events.

While technology has transformed almost every important personal and financial experience, from education to buying a home, banking, or investing, the experience of purchasing, selling, and administering life insurance has not meaningfully improved in several decades:

Consumers: Consumers today face slow, complex, and opaque application processes that often discourage them from obtaining the coverage they need.

Agents: Agents are required to navigate complex underwriting guidelines and rely on legacy, disparate technology applications that distract from insurance sales, create long sales cycles, and make case management labor-intensive.

Carriers: Carriers rely on analog underwriting processes and siloed data, which limits the speed and scale at which they can distribute policies.

As a result, there is a significant need for a new approach to life insurance in the United States.

Value Proposition to Consumers, Agents, and Carriers

Through our three-sided technology platform, we serve a growing ecosystem of consumers, agents, and carriers, each of which benefits from the scale, ease-of-use, and efficiency of our platform. This creates strong network effects that drive our continued growth.

Since inception, we have activated over 500,000 policies, and as of December 31, 2025, we had over 15,000 active selling agents and several active carriers on our platform.

•
Consumers: We remove the friction from buying life insurance with a 100% digital application and underwriting process that includes transparent pricing, a few health questions driven by our proprietary underwriting engine instead of lengthy and invasive medical exams, and decisions in minutes for almost all consumers.

•
Agents: Our platform is designed to enable agents to sell more policies and get paid quickly across a broad portfolio of products. We provide agents with an all-in-one agent operating system, or Agent OS, that streamlines quoting, application submission, and policy management. This reduces case management work and streamlines payments infrastructure, all of which substantially increase an agent’s time available to prospect and sell.
•
Carriers: We help life insurance carriers expand their consumer and agent reach in a manner designed to optimize risk selection and profitability, as carriers assume the insurance risk of the underlying policies. We do not assume balance sheet risk for the policies on our platform.

Our Platform

Our technology platform is fully digital and vertically integrated. We simplify the insurance value chain from distribution to underwriting, activation, payments, and administration. Combining key elements of the insurance sales and administrative process into a singular platform enables us to build insurance products quickly, dynamically adjust underwriting and pricing, and rapidly iterate to deliver a delightful consumer and agent experience.

Our platform makes the application process faster and more accessible for consumers and agents while reducing errors, including by validating disclosures against third-party data in real-time. Our proprietary underwriting engine leverages predictive and real-time data acquired with the consent of the applicant to create a bespoke information graph that allows us to instantly assess risk and deliver quick, competitively priced policies with high approval rates. Once issued, our cloud-native policy administration system provides consumers with seamless servicing and billing. The unified, end-to-end nature of our platform enables us to collect and analyze granular data across the entire consumer and agent journey. We then identify patterns across cohorts to continuously optimize our underwriting and improve conversion and platform usability.

Our technology platform is extensible, demonstrated by our ability to launch and scale new life insurance and estate planning products. This has enabled us to expand our offerings from just one product in 2019 to ten as of December 31, 2025. We have launched multiple Term Life Insurance, Whole Life Insurance, and Indexed Universal Life Insurance products, as well as Wills & Estate Planning and Supplemental Health Insurance products. As a result, we have achieved significant scale with broad demographic and geographic distribution. We have activated over 500,000 policies, and these consumers come from a wide range of educational backgrounds, income levels, and ages, consistent with our mission of democratizing access to life insurance. Our technology platform continuously improves as we scale and collect data, which further refines underwriting accuracy, pricing efficiency, and our platform engagement strategy to create durable network effects.

Our Business Model

Our business model is capital and asset light and highly scalable. In contrast to a traditional carrier model, we do not assume balance sheet risk for the policies sold on our platform. We power the technology, distribution, digital underwriting, and consumer experience while our insurance carriers assume the underlying insurance risk of the policies.

We have achieved significant scale and rapid growth and have expanded our margins since inception. The number of activated policies on our platform increased by 55% from 127,619 in the year ended December 31, 2024 to 198,338 in the year ended December 31, 2025. Our revenue for the years ended December 31, 2024 and 2025 was $255 million and $388 million, respectively, representing an increases of 52%. Over the same period, we also increased our gross profit margin from 97% to 98%, and Contribution Margin from 41% to 42%, respectively. In the years ended December 31, 2024 and 2025, our net income margin was 19% and 18%, respectively, and our Adjusted EBITDA Margin increased from 22% to 23%. For more information about Contribution Margin and Adjusted EBITDA Margin, including the limitations of such measures and a reconciliation of each metric to its most directly comparable financial measure under U.S. generally accepted accounting principles (“GAAP”), see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics and Non-GAAP Financial Measures.”

The Ethos Platform

We operate a vertically integrated platform transforming how life insurance is bought and sold through end-to-end distribution, underwriting, and policy administration. Our platform is natively built on a unified data infrastructure and our technology allows for continuous platform improvement, creating network effects as we scale.

Vertically Integrated

Our vertical integration yields comprehensive data and insights across the value chain, enabling us to deliver superior value to consumers, agents, and carriers, while continuously improving our platform. By integrating multiple carriers on our unified platform, we are also able to offer a wider array of products tailored to various consumer profiles, creating a significant competitive advantage that compounds over time and helps us achieve our mission of democratizing access to life insurance.

Distribution

We believe we have transformed distribution for constituents in the life insurance value chain, simplifying and improving the policy experience for consumers, agents, and carriers alike.

We serve consumers by unifying the direct-to-consumer, or DTC, and third-party distribution channels on a single digital platform. This integrated model creates powerful flywheel effects: consumer marketing drives brand visibility and inbound interest from agents leading to higher sales and data captured from both channels that collectively improve our platform.

Our data engine and machine learning models identify patterns from historical consumer cohorts and use that data to predict purchase behavior, consumer lifetime values, and underwriting outcomes early in the funnel, improving our targeting while offering consumers an experience that is personalized to their needs.

Our platform also integrates with third-party channels such as fintech companies via application programming interfaces, or APIs, allowing these companies to quote, process, and activate policies within their own platform. This further expands our reach and reinforces our distribution.

Underwriting

Our proprietary underwriting engine leverages real-time, sophisticated data analytics designed to deliver faster decision-making and higher approval rates at competitive prices compared to traditional models.

Traditional underwriting often requires in-person blood tests, urine analysis, and medical exams, as well as time-intensive, static, fillable forms. Such processes can take several weeks and subsequently can result in denial of coverage. With our digital technology platform, the majority of applicants receive a decision within ten minutes of starting their application. We leverage the services of reputable third-party vendors to efficiently obtain necessary medical information for our underwriting system to provide carriers with the information they need to approve policy issuances. These vendors include, among others, Milliman, TransUnion, and MIB Group, and they source data including credit-based insurance scores, driving records, prescription data, medical records, and other consumer information. When applicants first engage with our platform through any channel, they answer a few questions regarding their life insurance goals and medical history. Applicants then provide the necessary authorizations and consents directly through our platform before we obtain any third-party information regarding the applicant. Once such consents are obtained, our underwriting engine collects relevant third-party data from our third-party vendors and combines that data with consumer-submitted application information to generate a holistic information graph for carriers, supporting their individualized risk assessments and allowing them to rapidly arrive at an underwriting decision. Our underwriting engine is designed to share this information with carriers only to the extent permitted by the applicants’ authorizations. As we grow in scale and collect more data, we continue to refine and improve our underwriting system’s decision-making accuracy, allowing us to maintain our approval speeds while staying within our carriers’ acceptable ranges of mortality predictiveness. For example, our large and growing volume of policy applications gives us differentiated insights into decision-making accuracy across multiple risk dimensions, providing pricing adjustment insights and refinements to product-market fit, in addition to fueling the speed of approvals. We also work with our carriers to mitigate accuracy issues further through customer post-issue audits.

Our underwriting engine ingests up to 250,000 data points per application, including prescription history, credit-based insurance scores, historical underwriting outcomes and motor vehicle records. Importantly, it is designed to intelligently determine which data is most relevant for each individual consumer, which minimizes both cost and friction in the process. Our underwriting engine then combines such relevant third-party data with consumer-submitted application data to create a proprietary information graph that allows us to identify and assess risk instantly in an individualized manner. This scale of data integration and evaluation is difficult to achieve and is powered by our proprietary technology. When paired with our comprehensive product suite spanning a broad array of risk profiles, 95% of applicants receive decisions instantly based on internal data compared to four to eight weeks on average for traditional underwriting processes.

As a testament to our capabilities, many of our carriers entrust us with underwriting administration and execution. In these arrangements, we administer underwriting pursuant to certain standards that we develop and modify as necessary pursuant to carrier-specific requirements. The final standards, as agreed to by carriers, are set forth in carrier-specific manuals or guidelines. These standards are specific to each carrier and also vary by product, and address matters such as persistency, mortality, and post-issue audits. These standards generally apply consistently regardless of whether a policy is activated on our platform through our DTC channel or third-party channel, including APIs. These standards provide the framework within which our underwriting engine operates. Our underwriting engine continuously improves with each application processed, refining logic-based rules for risk selection, optimizing pricing, and enhancing approval rates, which drives better unit economics for us and our carriers.

Policy Administration

Our cloud-native policy administration system is able to automate significant portions of the full policy lifecycle, from issuance to servicing and policyholder payments. These services include dynamic contract generation, payment processing and reinstatements, endorsements (policy changes such as coverage amount or beneficiary updates), full servicing workflows (including consumer self-service), and structured data pipelines for auditing and compliance reporting. Owning our own policy administration stack allows us to deploy new product features, pricing updates, and carrier configurations in days, not quarters. This reduces unnecessary integration with, and reliance on, legacy carrier systems, which tend to be less flexible and therefore slower to iterate or improve.

Platform Extensibility

Our integrated distribution, underwriting, and policy administration capabilities enable us to efficiently develop and scale new products. We leverage ongoing feedback from agents, which is grounded in their understanding of consumer demand, to help guide product development. We also collaborate with carriers to introduce additional offerings that expand their distribution reach and broaden our product suite on our platform.

We continue to remain active in product development, including launching Indexed Universal Life Insurance in September 2023, enhancing the consumer experience for certain of our existing products in 2024, and launching Accumulation Indexed Universal Life with North American Sammons and Cancer Insurance with Aflac in the fourth quarter of 2025. We believe that our ability to rapidly develop and launch new products sets us apart. For example, we launched one of our most recent Term Life Insurance products in less than half of the industry average product development time based on average timelines cited in a 2023 Deloitte study.

Network Effects

Our technology platform benefits from three key network effects:

•
Data Advantage: Because we vertically integrate the distribution, underwriting and administration of policies, we are able to gather and utilize data across the entire consumer journey. As more consumers apply for policies through our platform, our machine-learning driven consumer intelligence engine strengthens and adapts, resulting in optimized targeting in marketing, better consumer experiences, and improved conversion, allowing us to scale efficiently. As we underwrite more policies, our underwriting engine leverages these insights to optimize our risk assessment, which improves the unit economics for us and our carriers.
•
Platform Engagement: Our data advantage, increasing scale, and risk-management expertise lead to more carriers joining our platform for incremental growth. As we add new carriers, our existing agents have a broader and more competitive suite of products to sell. This broader offering enables us to attract more agents and agencies onto our platform and strengthens our consumer value proposition and marketing efficiency.
•
Economies of Scale: As more agents engage with our platform, we can more efficiently leverage the fixed costs associated with building our platform across a larger agent base. This more efficient cost structure allows us to invest more heavily in improving our agent experience and agent incentives. These improvements help attract new agencies and grow our agent base, which further compounds our scale.

Our Ecosystem — Who We Serve

Our platform connects thousands of consumers and agents, and multiple agencies and carriers daily.

Why Consumers Choose Ethos: Life Insurance Reimagined for the Digital Age

We aim to make buying life insurance as seamless and intuitive as any modern e-commerce experience—fast, transparent, and entirely online. We believe we have revolutionized the application process, enabling consumers to apply and receive decisions in minutes, not weeks. The consumer experience on the Ethos platform eliminates the cumbersome medical exams and extensive paperwork of traditional processes.

We also believe in transparency and value. Consumers have traditionally faced an opaque and confusing array of policy options. Our consumers benefit from competitive pricing from the start, ensuring confidence in their coverage. We streamline life insurance selection with precision, recommending the optimal policy available on our platform for each consumer at a risk-adjusted price and ensuring clarity, confidence and the right coverage without unnecessary complexity or hidden surprises.

Why Agents Choose Ethos: Empowering Growth and Efficiency

Without Ethos, agents rely on antiquated technology with multiple logins, consumer relationship management, or CRM, platforms, contracting and compensation systems, and quoting tools that lead to fragmented and tedious consumer outreach and case management. Our operating system empowers agents to improve the efficiency of their outreach and increase conversion while making it easier to manage their business. Our end-to-end digital platform streamlines carrier contracting, quoting, applications, and policy management, freeing agents to focus on what they do best: selling policies, rather than administrative work. Additionally, we have added features and functionalities to our platform that help agencies recruit more agents, enhance agent efficiency, and boost overall productivity—delivering better outcomes for agencies, agents, carriers, and us.

With our agent platform, agents can enroll in minutes, acquire high-intent leads, sell a policy the same day, and get paid as early as the next day. Our CRM capabilities enable continuous and efficient engagement with current and prospective consumers. We believe our proprietary underwriting engine leads to faster approvals, helping agents close more policies in less time. Real-time tracking of consumer application status and automated payouts help agents optimize their cash flow, all while avoiding administrative burdens. Additionally, we enhance the agent experience through incentives and a structured loyalty program that rewards performance, encourages engagement, and fosters long-term retention. By making the sales process more rewarding and interactive, we help agents boost their productivity and stay motivated to grow their business with us.

Why Carriers Succeed with Us: Expanding Reach and Optimizing Risk

Our carriers are integral to our success. We are dedicated to helping carriers expand their consumer base through additional distribution, underwriting, and policy administration, as well as to bring new products to market quickly.

Carriers often still rely heavily on decades-old technology infrastructure. As a result, sales and underwriting cycles remain long and inefficient. Our platform provides carriers new growth opportunities by reaching digital-first consumers and a growing network of tech-enabled agents, with higher underwriting efficiencies. Our proprietary underwriting model uses real-time data to optimize risk assessment while maintaining strong risk controls. Our commitment to carriers is a top priority, and we take extensive steps to assess and improve the efficacy of our digital underwriting process. We also provide carriers with full-service policy administration, which minimizes their internal resource requirements and simplifies the path to distribution at scale. Our carriers enjoy seamless integration with our data infrastructure, which connects with existing systems for rapid deployment and value creation. These benefits have driven meaningful growth for the carriers we work with.

Our Growth Strategies

Attract More Consumers: We continue to attract more consumers by leveraging our rapidly growing data advantage, which strengthens as we scale. As our consumer base expands, our platform benefits from enhanced data and machine learning, enabling us to offer personalized interactions with our platform, more accurate underwriting, competitive pricing, and higher approval rates. This broadens our appeal and creates a virtuous cycle, where the influx of new consumers generates additional data, further enhancing customer satisfaction and attracting even more consumers to Ethos.

Recruit More Agents and Increase Ethos’ Share of Our Agents’ Sales: We have a strong network of over 15,000 active selling agents on our platform as of December 31, 2025 and we are committed to expanding this network. We believe by providing agents with essential tools and offering a streamlined experience, we boost their productivity and effectiveness, positioning Ethos as a preferred choice for agents. Additionally, we intend to continue investing in incentives that encourage agents to join and continue managing their business on our platform.

Enhance Agent Productivity: We have achieved significant success by equipping agents with our comprehensive digital platform, and there are more enhancements to come. We will continue to invest in platform features to streamline the sales process and boost agent productivity to attract more agents and drive growth.

Expand Our Product Portfolio: Ethos has expanded from one product in 2019 to ten products as of December 31, 2025. We intend to continue broadening the product offerings available on our platform launch additional products in the future.

Our Products

Ethos offers a comprehensive range of life-insurance and adjacent products:

Term Life Insurance

Term Life Insurance policies offer coverage for a specified period, with a benefit paid to the designated beneficiary or beneficiaries if the insured passes away during the policy term. Our diverse portfolio of Term Life Insurance products accommodates a broad range of applicants—spanning various ages, health classifications, and policy sizes—enabling us to serve a wide segment of the U.S. population.

Whole Life Insurance

Our Whole Life Insurance simplifies coverage for individuals of a wide range of backgrounds, including older consumers or those with health considerations. The benefit is permanent and, so long as consumers continue paying premium payments, can help cover expenses such as funeral costs, medical bills, and other expenses.

Indexed Universal Life Insurance

Indexed Universal Life Insurance products allow consumers to utilize market-linked returns to help fund permanent life insurance coverage, providing potentially lower premiums for protection and/or the ability to achieve tax-advantaged accumulation. Indexed Universal Life Insurance provides a versatile solution for those seeking security, financial growth, or both.

Wills & Estate Planning

Wills and other estate planning tools help to ensure assets are properly distributed to provide loved ones with a financial safety net. We offer the optionality to seamlessly bundle will and estate planning tools with eligible policies sold through our platform. Additionally, both will creation and estate planning tools may be purchased separately. Our will creation service facilitates the designation of guardians and asset distribution, providing peace of mind. For estate planning, we cover everything from finances to caregiving, including the tools to create a will, trust, power of attorney, advanced medical directive, and more. We provide a simple, self-guided platform for quick and easy setup with no attorney required, saving both time and money.

Our Go-to-Market Strategy

We have a diverse go-to-market model that combines the benefits of a digitally native solution with essential insights from the traditional third-party agent model. Our platform encompasses both our consumer-facing website and our dedicated portal of tools for independent agents, as well as other third-party integrations, and delivers personalized policies to applicants regardless of the channel through which they engage with us.

Direct-to-Consumer

Our platform provides consumers with a seamless, fully digital experience for purchasing life insurance online, similar to other frictionless and digital experiences to which consumers have grown accustomed. We optimize the consumer acquisition funnel by enhancing lead targeting and conversion. Our approach involves identifying high-potential leads using intent, demographic, and behavioral data. We then predict lead engagement, including expected conversion paths and underwriting class, and personalize the application experience to maximize conversion likelihood.

To maximize efficiency and capitalize on emerging opportunities, Ethos evaluates and refines its marketing spend across over dozens of channels and over 100 partners daily. By having a sophisticated data infrastructure that provides a deep understanding of consumer intent, willingness to pay, and underwriting eligibility, we are able to allocate marketing spend more strategically. Data-driven marketing spend allocation allows Ethos to optimize its marketing mix for maximum impact, promoting sustained growth in consumer acquisition.

Our largest channels include marketing affiliates, organic traffic, and paid search.

Third-Party Channel

Ethos has established a robust third-party network, which includes agents and fintech companies. We onboard new agents to our platform through our network of agencies. This channel enables us to access trusted advisor relationships and reach diverse consumer segments that prefer purchasing life insurance through an agent. Ethos distributes policies through an extensive network of independent agents at enterprise-level agencies and small-to-medium agency networks. In addition, while activated policies through fintech companies have not historically been material to our third-party channel revenue and results of operations, we intend to continue developing our relationships with fintech companies to further expand our reach and reinforce our distribution.

Agents selling through Ethos have the flexibility to distribute policies through either an agent-assisted application process or by sharing personalized referral links with consumers, providing multiple avenues for engagement. The agent-assisted application is seamlessly integrated within the Agent OS, enabling agents to collaborate with consumers in real time to complete the application. Alternatively, the referral agent can provide a unique, personalized URL link that allows consumers to independently navigate and complete the application process at their convenience.

To drive participation and performance, we offer flexible payment methods and next-day payments (compared to the industry standard of multiple weeks). Ethos enhances the agent experience through incentives and a structured loyalty program that motivates agents to achieve their goals. In addition, Ethos provides productivity tools, including co-branded websites, marketing and lifecycle tools, the ability to purchase leads, business quality oversight, and agency management tools such as downline performance management and chargeback management. These strategic incentives empower agents to scale and accelerate their business, which is mutually beneficial for Ethos as we continue to expand our third-party channel.

Our Technology

We have rebuilt the traditional insurance technology stack to improve efficiency, speed, and consumer access, using structured rule-based automation, unified data infrastructure, and modern, extensible software systems. This platform supports seamless experiences for consumers, enables superior productivity for agents, and drives sustainable growth for carriers.

Application Engine

Our application engine is designed to intelligently engage consumers by utilizing thousands of approved questions to gain a comprehensive understanding of their health. The engine tailors its questioning strategy to align with natural interactions, creating an accurate and user-friendly experience. Key components include:

•
Intelligent probing to dynamically adjust the interaction based on consumer responses.

Underwriting Engine

Our proprietary rules-based underwriting engine is powered by a dynamic consumer information graph that is generated from our application engine. This graph connects and structures health, behavioral, and other predictive data to evaluate risk precisely, consistently, and transparently while providing clear, traceable, auditable, and explainable underwriting decisions. It ingests self-reported health data, prescription history, electronic health records, and more, enabling:

•
Instant decisions for most applicants.
•
Adaptive rule selection.
•
High approval rates with reduced friction and faster decision-making.

The consumer information graph continuously evolves as new applications are processed. Outcomes are used to refine rule relevance, enhance risk segmentation, and improve pricing precision.

Automated Policy Administration

Our cloud-native policy administration system is able to automate significant portions of the policy lifecycle from issuance to servicing and policyholder payments. This includes:

•
Dynamic policy contract generation.
•
Billing, payment processing, retries, and reinstatements.
•
Endorsements (policy changes such as coverage amount or beneficiary updates).
•
Full policy servicing workflows, including consumer self-service options.
•
Structured data pipelines for supporting carriers in claims, auditing, and compliance reporting.

Owning our own policy administration stack allows us to deploy new product features, pricing updates, and carrier configurations in days, not quarters, significantly improving responsiveness and reducing external dependencies.

Agent OS

Ethos provides agents with a comprehensive operating system to sell and manage life insurance policies. Our Agent OS functionality includes:

•
Rapid agent onboarding and agent eligibility checks.
•
Quoting tools and near real-time application tracking.
•
CRM integrations and marketing automation.
•
Agent payment dashboards and next-day payments.
•
Performance analytics and agent performance insights.

This system improves agent productivity while reducing manual effort and enabling agents to focus on client engagement.

Embedded Distribution Infrastructure

Our APIs and software development kits, or SDKs, enable agent networks, fintechs, and others to embed insurance directly into their workflows. These parties can:

•
Quote, process, and activate policies within their own platforms.
•
Track performance and conversion metrics via real-time dashboards.
•
Customize product routing while relying on Ethos for compliance, servicing, and underwriting.

This infrastructure has allowed us to scale these relationships quickly and deepen integration, driving a compounding advantage as distribution partners grow.

Applied Machine Learning and Operational Intelligence

While our underwriting is rule-based, we deploy machine learning in key operational areas, including:

•
Fraud detection: Use behavioral analytics and identity verification APIs help flag anomalies and ensure secure transactions.
•
Agent quality scoring: Evaluate agent behavior, compliance, and conversion.
•
Marketing optimization: Optimize advertising spend, targeting, and creative testing.
•
Policy audit prioritization: Rank and sample decisioned policies for human review for effective auditing and accelerated learning.

These machine learning applications are subject to strong governance and bias mitigation, and improve our ability to scale efficiently across operations, growth, and compliance.

Data Platform and Intelligence Layer

We have built a modern data infrastructure that serves as the intelligence backbone of the business. Our architecture supports:

•
A unified journey model, linking anonymous and logged-in user behavior for experimentation and funnel analysis.
•
Cohort-based profit tracking, surfacing Contribution Margin and persistency dynamics across products and acquisition sources.
•
Advanced experimentation, supporting dozens of simultaneous A/B tests across our platform.

Scalable Architecture and Security by Design

Ethos is built on a modular, cloud-native architecture optimized for performance, extensibility, and resilience. Core attributes include:

•
Microservices deployed on secure, modular infrastructure.
•
A modern frontend platform using industry-leading technologies.
•
Unified observability, role based access control, and logging integrated across services.
•
End-to-end encryption, KBA/SMS-based authentication, and SOC 2 Type II certification.

Our platform enables rapid development, continuous deployment, and strict adherence to data privacy and regulatory standards.

Competition

The business of selling insurance products and services is highly competitive and fragmented. While we believe we are well positioned to execute our business model and transform the life insurance industry, we actively compete with a number of companies, including agencies, brokerages, and traditional carrier distribution channels, as well as companies with online and platform offerings similar to ours. As insurance carriers and financial services companies expand their digital distribution strategies, we may face increased competition from larger, well-capitalized entities offering a broader range of products directly to consumers. In addition, a number of carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries.

Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including other competing start-up companies, which are focused on using technology and innovation, including AI, machine learning, digital platforms, data analytics, robotics, and blockchain, to simplify and improve the customer experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We also expect new entrants to offer competitive services and carriers may also seek to build their own solutions, including using advanced tools such as AI, and particularly in markets where development costs are lower.

In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers.

We compete for consumers on the basis of reputation, customer service, program and product offerings, and our ability to innovate and tailor products and services to meet the specific needs of a customer. We believe we compete favorably across many of these factors with our fully digital and vertically integrated platform that simplifies the insurance value chain from distribution to underwriting, activation, payments, and administration. Our growing ecosystem of consumers, agents, and carriers benefits from the scale, easy-of-use, and efficiency of our platform, which creates strong network effects that drive our continued growth. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business—Competition in our industry is intense, and our inability to compete effectively may adversely affect our business, financial condition, and results of operations.”

Our Employees and Culture

At Ethos, our employees are the driving force behind our mission to democratize access to life insurance, protecting families and empowering agents at scale. Our culture is rooted in empathy, innovation and a commitment to meaningful impact, and the values that define our organization are as follows:

•
Serve Our Families: We are driven by a deep sense of responsibility to serve and delight the families that depend on us.
•
Intellectual Rigor: We challenge assumptions and hold ourselves to the highest standards of analytical excellence, making objective decisions informed by data and logic.
•
Bias for Impact: We prioritize outcomes over optics, empowering our teams to move quickly and decisively while always putting in the extra effort.
•
Speak Your Mind: We foster a culture of candor and trust, where open dialogue and diverse perspectives drive better outcomes.

Our employees are located in the global technology hubs of San Francisco and Bengaluru, India, as well as remotely across the United States and in select additional countries such as Singapore.

Employees in San Francisco support core corporate, product, and go-to-market functions. Our operations in Bengaluru are focused primarily on engineering and customer success, supported by local administrative and human resources personnel. We believe this global yet concentrated distribution of employees provides us access to high quality and diverse technology talent. Our digital-first company culture empowers collaboration and innovation across time zones. Through employee referrals, campus recruiting, and target job postings, we aim to attract exceptional talent to drive our mission of reimagining life insurance. As of December 31, 2025, we had 614 full-time employees globally.

Our Intellectual Property

Our intellectual property is an important aspect of our business and helps us to maintain our competitive position in our industry. To establish and protect our proprietary rights, we rely upon a combination of trade secret, copyright, and trademark laws and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.

We control access to our intellectual property and confidential information through internal and external controls. We maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to and non-disclosure of our proprietary information.

We also are the registered holder of a variety of domain names that include “ethos,” “ethoslife,” and similar variations; however, we do not own a U.S. federal trademark registration for our main brand “Ethos” or “Ethos Technologies,” and instead rely on common law protection for these trademarks. Further, as of December 31, 2025, we did not own any patents and instead, relied on copyright law and trade secret protection for our software and other proprietary technology.

Data Privacy and Security

In the ordinary course of our business, we process personal information (including sensitive personal information and medical records). Accordingly, we are subject to numerous data privacy and security requirements and obligations, including federal, state, and local laws, regulations, guidance, and industry standards. Such obligations may include, without limitation, data breach notification laws, comprehensive privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). At the federal level, we are subject to, among other laws, the Gramm-Leach-Bliley Act, or GLBA, which requires financial institutions, including insurers, among other things, periodically disclose their privacy policies and practices relating to sharing “nonpublic personal information” and, in some cases, enables customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information, including health information. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to personal information of consumers, business representatives, employees, and others who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA includes an exemption applicable to personal information collected, processed, sold or disclosed subject to the GLBA, and other comprehensive U.S. state privacy laws contain similar exemptions for GLBA-covered data or broader exemptions for GLBA-covered entities. However, these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

We are also subject to various state financial privacy laws such as the California Financial Information Privacy Act. These laws require, among other things, providing either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In October 2017, the National Association of Insurance Commissioners, or NAIC, adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Various states have adopted versions of the NAIC Insurance Data Security Model Law.

Furthermore, we and the third parties with whom we work are subject to a variety of evolving cybersecurity threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. While we have implemented security measures designed to protect against security incidents and data breaches, these measures may not be effective. For information on risks associated with our information technology systems, see “Risk Factors—Risks Related to Intellectual Property, Data Privacy, and Security—If our information technology systems or of those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm; loss of revenue or profits, loss of consumers or sales, and other adverse consequences.”

Regulatory

We are also subject to extensive regulations at the state and federal level. These laws and regulations are designed to protect consumers, policyholders, and insureds and to protect the integrity of the financial markets.

The regulatory regimes applicable to our business vary by state but generally require individual and company licensing to act as producers, agents, and third-party administrators. We hold producer licenses in 49 states and the District of Columbia and third-party administrator licenses in the 38 states that require a separate license to act as a third-party administrator. We do not operate in New York. These laws are administered and enforced by state insurance regulators as well as state attorneys general. State insurance regulators have broad authority to grant, renew, suspend, and terminate the company and individual licenses required to do business in their respective states. The conditions for maintaining these licenses in good standing include complying with reporting requirements, maintaining liability insurance policies and surety bonds, completing continuing education, and generally complying with the insurance laws and regulations of each state. Certain state insurance laws also require notification to state regulators of certain corporate changes, including changes of address, name, officers or directors, and ownership information or corporate structure. We operate as a licensed producer and administrator in 49 states.

State insurance laws govern whether licensees may share commissions with unlicensed entities and individuals and in some cases prohibit the payment, directly or indirectly, of any compensation or valuable consideration in exchange for referring, soliciting, or negotiating an insurance contract. Third-party administrators are also subject to state insurance law requirements governing the receipt and payment of premiums. These funds are held in a fiduciary capacity and generally may not be invested or withdrawn except in accordance with the written agreement with the carrier. Producers, agents, and third-party administrators are also subject to insurance laws governing marketing, advertisements, and representations made regarding the terms, conditions, costs, and other features of insurance products. State insurance regulators and state attorneys generally enforce these laws and have authority to take action against a licensee’s license, to impose civil money penalties and fines, and to require remedial or corrective action for violations. Disciplinary action by one state regulator may also trigger requirements to notify other state regulators that supervise the company’s other state licenses.

In addition to state insurance laws and regulations, we are subject to federal and state laws governing marketing and consumer outreach, including the federal TCPA, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, or CAN-SPAM, and its state equivalents. These laws restrict telemarketing calls, text messages, and the use of automatic dialers and similar technology, and may limit when and how we can contact consumers. We are also subject to anti-money laundering, or AML, and economic sanctions laws and regulations, including those administered by the U.S. Department of Treasury’s Office of Foreign Asset Control, or OFAC, that prohibit issuing policies to certain sanctioned persons, entities, jurisdictions, or business sectors and may require reporting of certain information and transactions to OFAC. We must also cooperate with carriers with whom we work in providing them with information necessary for those partners to maintain effective AML programs.

Our Agreements with Carriers

We enter into standard contractual arrangements with our carriers, many of which do not have a fixed term and others of which are structured as annual contracts with automatic renewal. These agreements typically permit either party to terminate for convenience with advance written notice, including some with notice periods of up to 18 months. Our carrier agreements also permit termination for cause in the event of a material breach, regulatory non-compliance, or other specified circumstances. Upon termination of a carrier agreement, we generally continue to receive commissions on policies that were active as of the termination date, for so long as we remain the agent of record for servicing those policies, until such policies are no longer active. Our carrier agreements generally do not impose minimum volume or policy commitments. Our carrier agreements include commission recoupment provisions that require us to repay a portion of commissions received if a policy is terminated within a specified period, typically between six- and 12 months following policy issuance, on a pro rata basis based on premiums received. These agreements generally include mutual indemnification obligations, confidentiality and data security provisions, and require us to maintain errors and omissions insurance.

Our Agreements with Agencies and Other Third-Parties

We enter into standard contractual agreements with agencies that allow their affiliated agents to access and use our platform to sell products offered on our platform. These agreements generally have one-year terms and renew automatically unless either party provides notice of non-renewal at least 30 days prior to the end of the then-current term. Generally, either party may also terminate the agreement earlier for convenience with advance written notice, typically ranging from 30 to 90 days, or for cause, including material breach, following a short cure period. The agreements do not impose any minimum production or engagement commitments. Recoupment provisions generally require the repayment to us by agents of all agent payments for policies that are terminated within the first six months following activation and the repayment of any unearned agent payments for policies that terminate after six months.

We prohibit certain conduct under our agency agreements, including soliciting insurance without proper licensure, acting outside the scope of contractual authority, promoting competing life insurance products sold primarily online, and attempting to induce policyholders to surrender, lapse, or replace in-force coverage. Agencies and their affiliated agents are also prohibited from certain activities, such as engaging in deceptive or unethical trade practices, violating digital and social media marketing regulations, contacting consumers on “Do Not Call” registries, or using consumer data without appropriate consent. While we do not directly supervise individual agents and are not required to do so under applicable laws and regulations, our contractual arrangements are designed to ensure that agencies are responsible for supervising their affiliated agents, and agents have their own obligations to comply with applicable laws and avoid impermissible activities within the agency’s supervisory framework. Agents also face the risk of license loss through carrier-reported misconduct or mis-selling, a process we support when appropriate. In addition, agents must complete an annual compliance certification to access our platform, and we issue periodic compliance reminders. Despite these safeguards, our ability to monitor and influence agency and agent conduct is limited due to a variety of factors, including those described in the sections titled “Risk Factors–Risks Related to Our Business–Our business is subject to risks related to disputes, legal proceedings, and governmental inquiries.”

We also maintain relationships with select third-party fintech companies that refer potential consumers through their own digital channels via customized partner links to our platform. These entities typically operate through affiliated licensed agencies whose agents are eligible to receive agent payments for new policies activated by referred consumers. In addition, we compensate the applicable fintech company in connection with referred customers who activate a new policy. For certain established relationships, we may also provide API access to enable integration, subject to regulatory compliance

Available Information

We were initially incorporated under the laws of the State of Delaware in July 2016 under the name Ethos Insurance Corporation. We changed our name to Ethos Technologies Inc. in August 2016. Our principal executive offices are located in San Francisco, California. Our website address is www.ethos.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the Securities and Exchange Commission, or the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.ethos.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes included elsewhere in this Annual Report, before making a decision to invest in our common stock. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which could cause you to lose part or all of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

We have a history of losses, and while we have recently achieved profitability, we may not sustain it in the future.

We have historically incurred net losses since our inception in 2016 and only recently achieved profitability in the year ended December 31, 2023. There is no guarantee that we will maintain profitability as we continue to invest in our business. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase the number of new policies activated on our platform and expand our agency relationships, carrier relationships, and product offerings. We also expect to expend financial and other resources on research and development to further enhance our technology platform and underwriting capabilities. The timing and magnitude of revenue growth from activating new policies may not align with the period in which we incur operating expenses. This timing difference may result in expenses exceeding revenue in certain periods, impacting margins, profitability, and cash flow. As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. If we fail to increase revenue on the timeline that we expect or in an amount sufficient to offset these costs, we may not be able to sustain profitability. Moreover, if our revenue declines, we may be unable to reduce costs in a timely manner as many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, such as costs associated with marketing activities, this may negatively impact the number of policies activated, as well as agent sales through our platform.

In addition, following the closing of our initial public offering on January 30, 2026, the stock-based compensation expense related to our restricted stock units, or RSUs, will result in significant increases in our expenses in future periods, which may negatively impact our ability to maintain profitability.

While we have demonstrated the ability to reach profitability, we may not maintain it in the future, and we may continue to incur significant losses.

We have a limited history operating our business at its current scale, scope, and complexity, which makes it difficult to plan for future operations and growth initiatives and predict future results.

We have limited experience operating our business at its current scale, scope, and complexity, particularly given the recent growth in our carrier and agency relationships. Our limited history and experience operating our current business may negatively impact our ability to accurately predict our future results and plan strategic investments and initiatives to further expand our business and offerings, including to support agencies and carriers with whom we work, certain of which may require changes to our liquidity strategy and cash flow management, as well as to maintain or improve efficiency in our operations and costs. For example, changes in observed persistency from unexpected termination trends have in the past resulted in and could in the future result in similar changes to persistency estimates, leading to in-period adjustments to our revenue or expenses as such changes are applied to previously activated policies and impact on revenue recognized for newly activated policies. Several factors have resulted in, and may in the future result in, such fluctuations in our persistency estimates, including when we begin working with new carriers or introduce new products, as we have limited historical data on policy terminations and resulting persistency in such cases to help inform our persistency estimates. Further, as we continue to scale our platform and increase the total number of activated policies at any given time, we may experience larger and more frequent in-period adjustments to revenue in respect of previously activated policies as well as greater variation in persistency estimates for newly activated policies, as a larger number of activated policies contribute to and impact observed persistency as well as persistency estimates. We also have limited experience with the post-issue audit and termination practices with new carriers. Policies and practices relating to carrier implementation of the results of our post-issue audits, and ensuing policy terminations by carriers, can differ across carriers or for the same carrier across periods for various factors that are outside of our control and over which we have limited to no visibility. If these carrier actions following our post-issue audits are delayed for any reason, or if carriers do not implement our recommendations as we expect, we have at times experienced and in the future may experience an outsized amount of policy terminations concentrated in certain periods when such carriers address their backlog of policy audits, impacting persistency and persistency estimates for the relevant periods and resulting in fluctuations in revenue growth. These dynamics have negatively impacted and may in the future negatively impact our ability to accurately predict future revenue and cash flows and may in future periods result in unexpected differences between actual results compared to our forecasts.

We also have limited experience with our third-party channel, which is becoming an increasingly significant portion of our total revenue and growth strategy. In particular, as we expand our agency relationships, we have faced and may continue to face increased pressure to offer higher agent compensation or incentives, which could harm our margins and profitability even if agent engagement on our platform is sustained or grows.

You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by growing companies in rapidly evolving markets, in particular, markets that are or could be materially impacted by macroeconomic uncertainty such as the life insurance industry. If our assumptions regarding the risks and uncertainties that we consider in planning and operating our business are incorrect or change, or if we do not address these risks and uncertainties successfully, including due to the lack of historical data from and experience in operating our business at its current scale and scope of offerings, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations could be adversely affected.

Our business could be harmed if we fail to manage our growth effectively.

While we have experienced rapid growth in recent periods, we may be unable to manage our growth successfully, and our recent growth rates may not be indicative of our future growth. The scalability and extensibility of our platform and our overall growth depends on the functionality of our technology and network infrastructure and its ability to handle increased traffic and demand for bandwidth, particularly as we expand our product offerings and agency relationships. The growth in consumers, agents, and carriers using our platform and the insurance product sales processed through our platform have increased the amount of data and requests that we process. Any problems with the transmission of increased data and requests could result in harm to our brand or reputation. Moreover, as our business grows, we will need to devote additional resources to improving our operational infrastructure and continuing to enhance its scalability in order to maintain the performance of our platform.

If we are unable to scale our support and operational processes effectively, the quality of the experience for consumers, agents, and agencies could suffer. This may negatively impact agent engagement and retention as well as our relationships with carriers and agencies, conversion rates, and consumer satisfaction.

As we expand our business, we may also face integration challenges as well as potential unknown liabilities and reputational concerns in connection with third-party agencies or carriers we work with, including challenges, liabilities, and concerns that may impact and cause fluctuations in our financial results. For example, when working with new carriers or new products with existing carriers, our limited historical experience and data may result in more frequent changes to persistency and resulting persistency estimates, which can result in more frequent adjustments to revenue in future periods. We intend to further expand our overall business but our revenue may not continue to grow. As part of that expansion, we expect to grow our team across various functions, which will increase our costs and the complexity of our operations and place additional demands on our management, systems, and infrastructure. If we are unable to manage operational and integration challenges, or suffer unknown liabilities and reputational damage, our business may be adversely affected.

As we grow, we will be required to continue to improve our financial controls and procedures, and we may not be able to do so effectively. For example risk of compliance failures may increase if our internal controls and systems do not keep pace with evolving regulatory requirements or increased transaction volumes. In addition, as the volume of personal and sensitive data we process increases, so does the importance of maintaining robust data privacy and security protections. We have been the subject of, and may in the future be exposed to, regulatory investigations and actions, which may result in reputational harm and a loss of trust among our consumers and counterparties.

Revenue we earn on the sale of insurance products is based on premiums set by carriers, and any meaningful change in these premiums, or any decrease in commission rates that we negotiate with our carriers based on such premiums, or actions by carriers seeking repayment of commissions, could adversely impact our revenue.

We derive revenue from commissions on the sale of insurance products that are paid by the carriers from whom our consumers purchase insurance. We negotiate commission rates with our carriers, which are a percentage of premiums that the carriers charge our consumers. Premiums vary by insurance product provided by carriers, and we do not set the insurance premiums on which our commissions are based. Our consumers’ eligibility for insurance products, as determined through our underwriting processes, impacts the selection of products available to consumers, and as a result, the product mix sold on our platform and for which we receive commissions. Average premiums and underwriting criteria may still change significantly in response to shifts in interest rates, mortality trends, other market or regulatory developments and macroeconomic conditions, as well as carrier pricing strategies. In addition, capacity could be reduced by carriers failing or withdrawing from writing certain coverages that we offer our consumers. Commission rates and premiums can change based on prevailing legislative, economic, and competitive factors that affect carriers. These factors, which are not within our control, include the capacity of carriers to place new business, underwriting and non-underwriting profits of carriers, consumer demand for insurance products, the availability of comparable products from other carriers at a lower cost, and the availability of alternative insurance products to consumers. Because we cannot predict or control these factors, our revenue, margins, and profitability may be volatile. These changes could reduce the volume of policies sold through our platform or our third-party channel and impact our ability to generate revenue.

As carriers continue to refine their distribution strategies, they may seek to further minimize their expenses by reducing the commission rates payable to insurance agents, brokers, or platforms like ours. The reduction of these commission rates, along with fluctuations in life insurance premiums, may significantly affect our revenue growth, margins, and profitability. Because we do not determine the timing or extent of premium pricing changes, it may be difficult to precisely forecast changes in our revenue. As a result, we may have to adjust our budgets for future operational and capital expenditures and other expenditures to account for unexpected changes in revenue, and any changes in premium rates or reduction in commission rates may adversely affect our business, financial condition, and results of operations.

Under certain of our carrier contracts, upon certain policy terminations, we are obligated to repay to our carriers or their affiliates all or a portion of the commissions received. Larger or more frequent than expected policy terminations result in changes to persistency and our persistency estimates, which may lead to adjustments to revenue in future periods. Reductions in revenue in such circumstances could negatively impact our results of operations and financial condition and decrease predictability and comparability across periods. In particular, when implementation of our post-issue audit results are delayed by carriers, the resulting terminations, if any, and related adjustments to our revenue will also be delayed and may not have been accounted for in our estimates of future performance. This dynamic negatively impacts the comparability of our results of operations across periods and may negatively impact investor perception of our financial performance. Additionally, upon the termination of policies sold through agents, we may not be able to fully or promptly recoup agent payments owed to us from the applicable agency or agent. This could negatively impact our cash flows and financial results and could adversely impact our ability to budget for future expenditures, particularly if we are also obligated to repay carriers’ commissions received upon any such policy terminations.

Our business may be harmed if we lose relationships with carriers, fail to maintain good relationships with carriers, become even more dependent upon a limited number of carriers or fail to develop new carrier relationships.

We enter into contractual producer and third-party administration relationships with carriers that are sometimes unique to Ethos but are generally non-exclusive and terminable on notice by either party for any reason. In many cases, carriers also have the ability to amend the terms of our agreements on short notice. Carriers may be unwilling to allow us to sell their existing or new insurance products or may amend our agreements with them, for a variety of reasons, including for competitive or regulatory reasons or because of a reluctance to distribute their products through our platform. In particular, if we experience greater terminations of policies, including due to broader industry, economic, or mortality trends, our carriers may seek to restructure or renegotiate their contractual terms with us, including reductions in commission rates, or may determine to leave our platform altogether, which has occurred in the past and may occur again in the future. Any such restructurings, renegotiations, or departures may also harm our reputation, making it more difficult to secure future carrier relationships on favorable terms or at all. Carriers may also cease offering certain products that comprise a higher volume of our historical activated policies for various reasons, including due to such products’ actual or expected future return on investment for such carriers, which would harm our business, growth, and results of operations. Carriers may decide to rely on their own internal distribution channels, choose to exclude us from their most profitable or popular products, or decide not to distribute insurance products in individual markets in certain geographies or altogether. The termination or amendment of our relationship with a carrier could reduce the variety of insurance products we offer, which could negatively impact our revenue growth and also our relationships with agencies and engagement of their agents on our platform. Our ability to grow our business could also be harmed if we fail to develop new carrier relationships.

In addition, we have a significant amount of receivables from carriers for policies placed through our platform. If those carriers were to experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our financial condition and results of operations. The potential for an insurer to cease writing insurance offered through our platform could negatively impact overall capacity in the industry, which in turn could reduce placement of certain lines of insurance and reduce revenue and profitability for us. Questions about a carrier’s perceived stability or financial strength may contribute to such insurer’s strategic decisions to focus on certain lines of insurance to the detriment of others. The failure of a carrier with which we place insurance could result in errors and omissions, or E&O, claims against us by our consumers, and the failure of our carriers could make the E&O insurance we rely upon cost prohibitive or unavailable, which could have a significant adverse impact on our financial condition and results of operations. In addition, if any carrier merges or if one of our large carriers fails or withdraws from offering certain lines of insurance, the insurance industry’s overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our commissions and fees and profitability. Such failures or insurance withdrawals on the part of our carriers could occur for any number of reasons, including large, unexpected payouts resulting from a pandemic, elevated mortality rates, or other public health events. Any of these events could adversely affect our financial condition and results of operations.

We rely on a limited number of carriers, and if we are unable to maintain these relationships or diversify the carriers with whom we work, our business and results of operations could be harmed.

While we continue to expand our carrier relationships, a significant portion of our policy volume is attributable to a limited number of carriers. For the years ended December 31, 2024 and 2025, our top three carrier relationships, which are Ameritas, Banner Life (formerly Legal & General America), and TruStage, represented approximately 98% and 88%, respectively, of our total revenue. As our business and the insurance industry evolve, it may become necessary for us to offer insurance products from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers. Should our dependence on a smaller number of carriers increase, whether as a result of the termination of carrier relationships, carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer insurance products from a relatively small number of carriers or where a small number of carriers dominate the market. The termination, amendment or consolidation of our relationship with carriers could harm our business, financial condition, and results of operations.

We rely on a limited number of agency counterparties, and if we are unsuccessful in maintaining relationships with these and new agencies and their ultimate owners, our results of operations will be harmed.

In addition to our DTC channel, we rely on our third-party channel, consisting primarily of contractual relationships with independent agents and agencies, to generate a significant and growing portion of our revenue. Our revenue from sales of policies on our platform through our third-party channel is driven by a limited number of agencies. In each of the years ended December 31, 2024 and 2025, approximately 25% and 31%, respectively, of our revenue was generated through three of our most significant agency relationships. We anticipate that we will continue to derive a significant portion of our revenue from sales of policies on our platform through agents from a limited number of agencies for the foreseeable future, and in some cases, the portion of our revenue attributable to certain agencies may increase in the future. We may not be able to maintain or increase revenue associated with such agencies for a variety of reasons, including if the agencies or affiliated agents no longer perceive our platform to be accretive to or cost-effective for activating new policies, or agents determine that alternative platforms, other methods of selling policies or products not offered by us are preferable. Our contractual arrangements with agencies have no minimum term or engagement commitments. As a result, the agencies with whom we work may disengage from or abandon use of our platform or services at any time at their discretion. We have in the past experienced, and may in the future experience, decreases or gaps in agent engagement with our platform, including as directed by agencies, for various reasons, whether related to or unrelated to Ethos or our platform or products.

These agencies facilitate our access to a broader consumer base, including those who prefer purchasing insurance through traditional advisory channels. If we are unable to attract, retain, or maintain productive relationships within this channel, or if agents choose to offer competing products instead of or in addition to ours, our revenue and growth could be adversely affected. Additionally, regulatory changes, shifts in consumer behavior, shifts in demand for particular product offerings, or increased competition from other similar platforms could further impact our ability to sustain these partnerships and maintain our revenue growth.

In recent years, private equity sponsors have acquired numerous independent insurance agencies, including certain of our current agency counterparties. This consolidation may continue or accelerate in the future, resulting in fewer independent agencies and more agencies under common ownership. In addition, while we maintain distinct contractual relationships with agencies, certain agencies are or may in the future be consolidated under common control. As a result, the ultimate control parties may seek to restructure or renegotiate the agencies’ contractual terms with us, including to shift contractual relationships to control parties, to modify the terms of their liabilities or make other changes, which has happened recently and may happen in the future. Failure by us to maintain a positive relationship with the ultimate control parties for these agencies may result in termination of our commercial relationships with these parties and affiliated agencies or the restructuring of the commercial relationships in a manner unfavorable to us. Further, we may experience loss of engagement from agents at such agencies or disengagement by such agencies from our platform. This shift towards consolidation could impact our ability to initiate new or maintain existing agency relationships, as has happened in the past and may occur in the future, and could also heighten the risks relating to agency and affiliated agent engagement with our platform described above.

We incur marketing and incentive expenses when onboarding a new agency or engaging with agents at an agency with whom we already work. The effectiveness of such marketing and incentive efforts, and as a result, their return on investment, may not materialize or be known for several quarters due to the time it takes for new agents to be fully ramped up on our platform. In addition, our agencies may seek to exert leverage to negotiate for higher compensation, which, if granted, could negatively affect our margins.

Maintaining and growing our agency relationships generally require us to continually improve our platform, which may involve significant technological and design challenges, and agencies have placed and are expected to continue to place considerable pressure on us to improve. Accordingly, we expect to devote a substantial amount of our resources to our agency relationships, which could detract from or delay other strategic initiatives. Moreover, it is possible that agencies with whom we work may develop their own infrastructure that may compete with our services or partner with a competitor’s infrastructure. If we are unable to retain these key relationships or if agencies reduce their activity on our platform, our revenue would be adversely impacted and our business, operating results, financial condition, and future prospects would be materially and adversely affected.

Our success depends on individual agent adoption and engagement, and if agents do not engage with or adopt our platform, our results of operations will be harmed.

Our success depends on individual agent engagement. Agent-level adoption of our platform is not guaranteed and may vary significantly across agencies. If agents are slow to adopt our platform, choose to deprioritize it, or lack sufficient support or training, the anticipated benefits of a given agency or agent relationship may not materialize. Agent acceptance of our platform also depends on its perceived quality, effectiveness, and usability compared to alternative selling methods. Moreover, agent behavior can be affected by factors beyond our control, such as changes in agency compensation structures, internal agency incentives, or technical issues that disrupt agent workflows or compensation accuracy, which factors may be influenced or directed by agencies as part of their own competitive strategies. These dynamics have in the past, and may in the future, reduce agents’ platform engagement and impact the volume of policies sold.

Some of the agents that activate policies using our platform, or provide additional services on our platform, may have relationships with or influence over our consumers, and therefore we risk the loss of such consumers if agents choose not to engage with our platform or prioritize our products.

Our business depends in part on third-party data, technology, and infrastructure providers and failure to maintain these relationships or changes in their services could adversely affect our operations, revenue, and growth.

We anticipate that the growth of our business will continue to depend on third-party relationships, including key technology and service providers that support our platform, such as payment processors. We rely on third-party technology and infrastructure providers to support key aspects of our business, including cloud hosting, data processing, application performance, and core platform functionality. Many of these providers operate on a non-exclusive basis and may also support our competitors or offer competing services, which could impact our ability to differentiate or maintain performance. Identifying, negotiating, and documenting relationships with third parties requires significant time and resources as does integrating third-party content and technology into our platform and operations.

We also rely on certain third-party data sources to support policyholder underwriting and decision-making through our platform. These sources include credit-based insurance scores, driving records, prescription data, medical records, and other consumer information provided by unaffiliated vendors, and, in some cases, analysis and interpretation of such data.

Third-party vendors of such information include, among others, Milliman, TransUnion and MIB Group. Access to this data is important to the speed, accuracy, and overall functionality of our platform. Before we obtain any such third-party data, consumers provide the necessary authorizations and consents directly through our platform, and we share underwriting data with carriers to the extent permitted by those authorizations. While we believe our platform is designed to obtain all relevant and necessary authorizations and consents before third-party data about consumers is obtained and shared, including with carriers, any challenges to or litigation or investigations regarding these processes could be costly, time-consuming, and distracting to management and may harm our business and results of operations. If we lose access to any of these data sources, including any analytics thereof, experience disruptions in availability, or encounter changes in pricing, usage terms, or regulatory constraints affecting access to or use of such data (or any analytics thereof), our ability to support underwriting could be impaired. In addition, if these vendors degrade service quality or if these data sources fail to meet evolving technical or compliance standards, or fail to meet standards of accuracy and acceptable ranges of mortality predictiveness of our present and future carrier partners, it could result in delays or friction in the application process for consumers and agents, and limit the ability of carriers to efficiently evaluate risk. Because our underwriting model does not involve traditional medical exams or laboratory testing, we rely on these alternative data sources to evaluate risk. While we believe these data sources are sufficient to support accurate and efficient underwriting, they may not provide the same depth or type of medical information as traditional processes. As a result, our ability to support certain products, including those that require more comprehensive medical evaluation, may be limited, and some carriers may be unwilling to underwrite policies using our approach. While we have not experienced limitations on the number of carriers that our platform’s decision-making can handle, we may encounter difficulties or challenges with our decision-making processes and capabilities, including due to factors impacting our third-party vendors that may be outside of our control, that impede our ability to satisfy our carriers’ underwriting standards and conditions and harm our reputation, business, and results of operations. Further, any of these developments could reduce the effectiveness of our platform, diminish adoption or satisfaction among carriers, agents, and applicants, and adversely affect our business and operating results. In addition, third-party service providers may not perform as expected under our agreements, and we or our carriers may in the future have disagreements or disputes with such providers, while our competitors may be effective in providing incentives to carriers to favor their products or services on competitors’ platforms or to prevent or reduce sales made through our platform. If we lose access to products from a particular carrier, or experience a significant disruption in the supply of products from a current carrier, especially a carrier offering a unique or popular insurance product, our business and operating results could be harmed.

In addition, changes in the availability, cost, permitted use, or quality of certain third-party underwriting data could disrupt our business operations and harm our business, growth, and results of operations. For example, if any laws or regulations were to prohibit the use of financial underwriting scores based on concerns of discriminatory impact, we could lose the ability to support rapid underwriting, which would negatively impact our consumer experience, conversion rates, revenue, and operating margins. Similarly, if providers of prescription and medical claims intelligence were to discontinue or limit their data offerings, and we were required to rely on raw data inputs, we would need to rapidly adapt our underwriting processes, which we are not currently equipped to do. Any of these developments could impair the functionality and competitiveness of our platform and negatively affect our business, financial condition, and results of operations.

Our business is subject to risks related to disputes, legal proceedings, and governmental inquiries.

We are subject to litigation, regulatory investigations, and claims arising in the normal course of our business operations. The risks associated with these matters often are difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While we have insurance coverage for some of these potential claims, others may be subject to certain exclusions under our policy and/or not be otherwise covered by insurance, insurers may dispute coverage, or any ultimate liabilities may exceed our coverage limits.

We may be subject to actions and claims relating to the sale of insurance. Actions and claims may result in the rescission of such sales and consequently, carriers may seek to recoup commissions paid to us, which may lead to legal action against us. The outcome of such actions cannot be predicted, and such claims or actions could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous laws and regulations and may be subject to regulatory investigations from time to time. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include the marketing and sale of life insurance policies, denials of coverage, the suitability of insurance products and services, the use, handling, and disclosure of consumer information (including personal information), lead generation and data sharing and sales, and the handling of commissions and agent compensation. From time to time, we have received informational requests from governmental authorities and have been and may in the future be subject to investigations and enforcement actions, including lawsuits, injunctions, damages, and criminal and civil penalties related to disclosures of personal information, including certain types of sensitive health information.

These same laws sometimes also provide individuals with private rights of action. Therefore, in addition to regulatory investigations and actions, the insurance industry has been subject to consumer lawsuits, including class actions, brought under insurance and state and federal consumer protection laws.

There have been a number of revisions to existing, or proposals to modify or enact new laws and regulations regarding insurance agents, brokers, and distribution platforms. These actions have imposed or could impose additional obligations on us with respect to products sold on our platform.

We cannot predict the impact that any new laws, rules, or regulations may have on our business and financial results, and we may become subject to governmental inquiries, subpoenas, or lawsuits. Regulators may raise issues during investigations, examinations, or audits that could, if determined adversely, have a material impact on us. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. We could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.

Our involvement in investigations and lawsuits have caused and may in the future cause us to incur additional legal and other costs, including fines and damages, some of which may be material in amount. Regardless of final costs, these matters could have a material adverse effect on us by exposing us to negative publicity, reputational damage, harm to consumer relationships, or diversion of personnel and management resources.

Our business strategy depends in part on expanding our third-party channel, which includes independent agencies and the agents who sell insurance products through our platform. Our third-party channel also increases our exposure to regulatory and compliance risks that we do not directly control. These agencies and agents operate independently and are responsible for their own sales practices, data privacy and security, personnel and compensation policies, and marketing activities. As the volume of activity through agencies and agents increases, so does the potential for noncompliance with applicable laws by such parties, including state insurance regulations, consumer protection laws, data privacy laws, and anti-fraud statutes, and for disputes with other parties, including agents, former agents, other agencies, and carriers, that could involve us or subject us to liability. For example, agents with which we have relationships have in the past, and may in the future, terminate policies issued by carriers we have relationships with and replace them with policies issued by carriers we do not contract with in an improper manner, which is a practice that we prohibit in our contractual arrangements with agencies. Our ability to monitor and influence their conduct is limited, and if any agency or agent fails to comply with applicable laws or engages in conduct that exposes them to liability, we could face reputational harm as well as other negative consequences, including regulatory scrutiny, government investigations, legal liability, or monetary penalties, and could incur significant costs, even if we were not directly involved in the conduct at issue. Any of these outcomes could adversely affect our business, financial condition, and results of operations.

Competition in our industry is intense, and our inability to compete effectively may adversely affect our business, financial condition, and results of operations.

The business of selling insurance products and services is highly competitive and fragmented, and we expect competition to intensify. We compete for consumers on the basis of reputation, customer service, product offerings, and our ability to innovate and tailor products and services to meet the specific needs of a consumer.

We actively compete with a number of companies, including agencies, brokerages, traditional carrier distribution channels, as well as companies with online and platform offerings similar to ours. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. As insurance carriers and financial services companies expand their digital distribution strategies, we may face increased competition from larger, well-capitalized entities offering a broader range of products directly to consumers. In addition, a number of carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including other competing start-up companies, which are focused on using technology and innovation, including artificial intelligence, machine learning, and similar tools and technologies, or collectively, AI, digital platforms, data analytics, robotics and blockchain, to simplify and improve the customer experience, increase efficiencies, alter business models, and effect other potentially disruptive changes in the industries in which we operate. We also expect new entrants to offer competitive services and carriers may also seek to build their own solutions, including using advanced tools such as AI, and particularly in markets where development costs are lower. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

In addition, in recent years, private equity sponsors have invested tens of billions of dollars into the insurance sector, transforming existing players and creating new ones to compete with large brokers. These new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to consumers, which could have an adverse effect on our business, financial condition, and results of operations.

Similarly, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•
increased capital-raising by carriers, which could result in new capital in the industry, which in turn may lead to changes in insurance premiums and commissions;
•
carriers selling insurance directly to insureds without the involvement of a broker, agent or other intermediary;
•
changes in our business compensation model as a result of regulatory developments; and
•
increased competition from new market participants such as banks, accounting firms, consulting firms, and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.

New competition as a result of these or other competitive or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our business, financial condition, and results of operations.

Cyber attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services could adversely affect our business, financial condition, and results of operations.

It is critical to our success that consumers, agents, and carriers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of data breaches or data security incidents (for additional information on this risk, see the section titled “Risk Factors—Risks Related to Intellectual Property, Data Privacy, and Security—If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of consumers or sales, and other adverse consequences”), infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other attempts to infiltrate or harm our systems or platform. It has become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

We may experience system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These events could result in significant losses of revenue and could harm our brand and reputation. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. In addition, such breaches have in the past required, and may in the future require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws and regulations. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of consumers. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures, cyber attacks, and similar events.

Our brand awareness and marketing efforts to help grow our business may not be effective.

Promoting awareness of our platform and maintaining and enhancing our reputation is important to our ability to grow our business, and attracting consumers, agents, agencies, and carriers can be costly. We believe that much of the growth in the number of consumers, agents, agencies, and carriers that utilize our platform is attributable to our paid marketing initiatives. Our marketing efforts have included referrals, affiliate programs, partnerships, display advertising, television, billboards, radio, video, social media, email, podcasts, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive, and we may not generate a meaningful return on these initiatives. Even if we increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not successful or cost-effective, our business, financial condition, and results of operations could be adversely affected.

The successful promotion of our brand and the market’s awareness of our platform and product offerings will depend on a number of factors, including our marketing efforts, ability to continue to expand our product offerings, and ability to successfully differentiate our platform from competing channels. We expect to invest substantial resources to promote and maintain our brand, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in promoting and maintaining our brand and reputation. If our efforts to cost-effectively promote and maintain our brand are not successful, our results of operations and our ability to attract and engage consumers, agencies, and agents may be adversely affected. Further, even if our brand recognition and consumer loyalty increase, this may not yield increased revenue for us.

Unfavorable publicity regarding our customer service, privacy, data security, data protection practices, and certain agencies with which we have a relationship could also harm our reputation and diminish confidence in, and the use of, our services. Fear of loss of consumers or lack of consumer adoption due to poor service quality or negative customer or shopper reviews or press may make agencies or agents reluctant to remain with us. The same negative network effects could occur as a result of trust and safety or fraud incidents as well as data breaches and other data security incidents. In addition, negative publicity related to agencies or carriers with whom we work may damage our reputation, even if the publicity is not directly related to us. If we fail to maintain, protect, and enhance our brand successfully or to maintain loyalty among consumers, agencies, and carriers, or if we incur substantial expenses in unsuccessful attempts to maintain, protect, and enhance our brand, we may fail to attract or increase the engagement of consumers, agencies, and carriers, and our business, financial condition, and results of operations may suffer.

We expect a number of factors to cause our results of operations and operating cash flows to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our results of operations could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•
our ability to accurately predict revenue and appropriately plan our expenses;
•
levels of terminations that result in larger than expected changes in observed persistency and our persistency estimates;
•
macroeconomic pressures and challenges, including due to inflation, high interest rates, and tariffs;
•
additions or the loss of new agency and carrier relationships as well as introduction of new products or the loss of existing products on our platform;
•
growth or diminution in our third-party channel as well as future shifts in revenue contribution between our two channels;
•
the number of new policies activated;
•
the timing of the recoupment of agent payments;
•
the entry into agreements to sell a portion of our commissions receivable;
•
timing of strategic investments and expenditures;

•
fluctuations in operating expense as we seek to improve efficiencies, comply with changing regulatory requirements, and expand our business, offerings, and technologies;
•
changes to financial accounting standards and the interpretation of those standards, which may affect the way we recognize and report our financial results;
•
the effectiveness of our internal controls;
•
the impact of future public health threats on our business; and
•
the seasonality of our business.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, quarter-to-quarter and year-over-year comparisons of our results of operations may not be meaningful and should not be unduly relied upon as an indication of future performance.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements. We are required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenue and expenses related to accounting under Accounting Standards Codification, or ASC, Topic 606 Reverse Recognition. For example, persistency estimates may be more variable early in the life cycle of a product or carrier relationship due to lack of relevant historical data to analyze. Lack of historical data as well as experience with post-issue audit practices of new carriers on our platform can result in greater fluctuations in future revenue and cash flows. We periodically evaluate our assumptions, estimates and judgment and conduct persistency assessments with outside advisors on a quarterly basis. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Our ability to recoup payments from agents and the timing of those recouped payments may impact our business and operating results.

Upon termination of a policy within certain time periods of activation, we are entitled to recoup all or a portion of agent payments. We have historically experienced and may continue to experience delays in receiving recoupment payments from agents beyond contractually prescribed repayment periods. We have limited means to pursue repayments from individual agents, and actions we take to pursue repayments may be perceived negatively by applicable agencies, which may harm our relationships with such agencies. In addition, if we take, or are perceived to take, punitive action against certain highly productive agents who are delayed in paying recoupment amounts, it could negatively impact our business and results of operations. Delays in recoupment of agent repayments may negatively impact our ability to make commission repayments to carriers upon lapses of policies. Any delays in our commission repayments in connection with policy lapses may harm our reputation and relationship with carriers, which would negatively impact our business, financial condition, and results of operations.

Non-compliance with or changes in laws, regulations or licensing requirements applicable to us could restrict our ability to conduct our business and impact our results of operations and financial condition.

The industry in which we operate is subject to extensive regulation. We are subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect customers, policyholders and insureds, and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. Our ability to conduct business in these jurisdictions depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities, including requirements to maintain surety bonds in a number of states. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity, and damage to our reputation in the marketplace. We may be unable to adapt effectively to any changes in law. Furthermore, in some areas of our businesses, we act on the basis of our own or the industry’s interpretations of applicable laws or regulations, which may conflict from state to state. In the event those interpretations eventually prove different from the interpretations of regulatory authorities, we may be penalized. In extreme cases, revocation of our authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, we could face lawsuits by consumers (including class action lawsuits), insureds, and other parties for alleged violations of certain of these laws and regulations. It is difficult to predict whether changes resulting from new laws and regulations, as well as changes in interpretation of current laws and regulations, will affect the industry or our business and, if so, to what degree.

Insurance agents and their principals who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we make to licensed insurance agents are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we could be required to change the manner in which we pay fees to such agents.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. These regulators are also increasingly focused on the use of AI in offering and underwriting consumer products. In addition, because we act as both a producer and a third-party administrator to support policy distribution and provide certain administrative services on behalf of carriers, we are required to maintain various state licenses to operate in these roles. Failure to obtain or maintain these licenses, or to comply with associated regulatory requirements, could impair our ability to operate in certain jurisdictions and adversely affect our business. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our consumers, carriers, and third parties.

We are also subject to U.S. federal and state laws governing marketing and consumer outreach. For example, certain outreach activities, such as marketing calls or text messages, may be subject to Telephone Consumer Protection Act, or TCPA, as interpreted and implemented by the Federal Communications Commission, or FCC and U.S. courts, as well as similar state telemarketing laws, which regulate how and when such communications may be made and can impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, as we have experienced in the past, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in significant judgements or settlement awards to the plaintiffs. Further, any changes to the TCPA, its interpretation, or enforcement that further restricts the way we or our agents contact and communicate with potential consumers or generate leads could harm our business, financial condition, and result of operations. Additionally, CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email. Although we have implemented compliance controls and may rely on enterprise partners or vendors to manage these activities, we may still face, and have faced, regulatory scrutiny or claims regarding actual or perceived violations of these laws. Our uses of certain personal or health information for marketing and other purposes may also be restricted by federal and state laws and regulations. In addition, we are subject to certain anti-money laundering and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. Failure to comply with these requirements could result in significant penalties, regulatory investigations, reputational harm, or limitations on our ability to operate.

Additionally, federal, state, and other regulatory authorities have focused on, and continue to devote substantial attention to, the insurance industry as well as to the sale of products or services to seniors. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. In addition, the growth of our product mix to include more complex or variable products further exposes us to risk and regulatory scrutiny of the sale of such products to seniors. For example, our platform now includes wills and estate planning services, which may subject us to additional legal and regulatory requirements, including those relating to the unauthorized practice of law, state-specific documentation standards, and marketing to seniors. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.

Fluctuations or an overall decline in economic activity, or any adverse trends in the life insurance industry, could have a material adverse effect on the financial condition and results of operations of our business.

Macroeconomic challenges, including adverse conditions resulting from uncertainty concerning tariffs, the volatility and strength of the capital markets, increased rates of inflation, high interest rates, government shutdowns, debt ceilings or funding, and public health emergencies can and have affected the life insurance industry. Life insurance trends have historically been impacted by changes in interest rates, employment levels, and median household income. The current macroeconomic environment, characterized by elevated interest rates and heightened consumer price sensitivity, has impacted and may continue to impact the insurance industry, including by contributing to fluctuations in policy demand and pricing behavior across the industry. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk could adversely affect our commission rates and our revenue growth and margins. Shifts in life insurance trends resulting from macroeconomic uncertainty or changes in mortality rates also harm our ability to accurately predict our business trends as well as our persistency assumptions, which can cause fluctuations in revenue and cash flow in future periods, including from policy cancellations. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our business through the reduction in activity of or loss of carriers or agencies as well as a slowdown in the life insurance market. Also, some of our consumers or some agencies may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in macroeconomic conditions or a recession, which could result in our consumers becoming more price-sensitive to life insurance products and may reduce our ability to or impact the rate at which we recover the portion of agent payments due back to us from terminations. Shifts in consumer demand for product offerings away from those that we or our carriers offer may also negatively impact our revenue growth and margins. For all these reasons, a decline in economic activity could have a material adverse effect on our business, financial condition, and results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or our critical third-party service providers experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, protest or riot, security breach, cyberattack or other similar incident, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, our hybrid work model, and our existing backup systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose key executives, personnel, consumer data or experience material adverse interruptions to our operations or delivery of services to consumers in a disaster recovery scenario. We may experience additional disruption due to system upgrades, outages or an increase in remote work. Our inability to successfully recover, should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged consumer relationships, or legal liability. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

If we are unable to apply technology effectively in driving value for our consumers through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, consumer relationships, growth, and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of, and the opportunity presented by, digital disruption and other technology changes. These may include new applications or insurance-related services based on AI or machine learning technologies. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, Insurtech start-up companies, and others. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, customer preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Our technological development projects may also not deliver the benefits we expect once they are completed or may be replaced or become obsolete more quickly than expected, which could result in the accelerated recognition of expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, consumer relationships, growth, and compliance programs.

If we do not continue to innovate and further develop our platform, our platform developments do not perform, we do not successfully manage our platform strategy, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.

Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our website and mobile applications and the suite of agent and other customer services that we offer through our platform. To compete effectively, we must also provide a convenient, efficient, and reliable customer experience on our platform, and we may be unable to effectively address customer needs or identify emerging customer trends.

In addition, any new features or functionalities for our platform that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve broad market acceptance. Agents may delay adoption and use of new features or functionalities and compare them against potentially competitive products in the market. Further, we may make changes to our platform and platform strategy that consumers, agents, or carriers do not find useful, and we may discontinue certain features or functionalities that our consumers or agents have otherwise enjoyed. Failure to effectively manage our platform and platform strategy could lead to consumer, agent or carrier dissatisfaction, which could adversely affect our business and operating results. If existing and new consumers do not perceive the services provided by agents that utilize our platform or the products offered by carriers on our platform to be reliable, competitive, and affordable, or if we fail to offer new and relevant features and functionalities on our platform, we may not be able to attract consumers or to increase the number of policies activated on our platform, any of which could adversely affect our business, financial condition, and results of operations.

Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or customer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. In the event that our competitors’ technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.

Our inability to retain or hire qualified employees, as well as the loss of any of our executive officers, could negatively impact our ability to retain existing business and generate new business.

Our success depends on our ability to attract and retain skilled and experienced personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities than we can. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges adequately or appropriately integrating them into our workforce culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. If we are unable to successfully attract, retain, and motivate our employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, our business, financial condition, results of operations, and reputation could be materially and adversely affected.

If any of our key professionals were to join an existing competitor or form a competing company, some of our carriers, agency counterparties, and consumers could choose to use the services of that competitor instead of our services.

In addition, we could be adversely affected if we fail to adequately plan for the succession of our senior management, including our founders, executives, and key personnel. We currently do not maintain key person insurance on these individuals. Although we operate with a decentralized management system, the loss of our senior management or other key personnel in any circumstance, including any limitation on the performance of their duties or short- or long-term absence as a result of an acute illness, or our inability to continue to identify, recruit, and retain such personnel, could materially and adversely affect our business, financial condition, and results of operations. While we have employment contracts with members of senior management, as well as our key employees, they may terminate employment without notice and without cause or good reason. The members of our senior management are not subject to non-competition agreements. Accordingly, the adverse effect resulting from the loss of certain members of senior management could be compounded by our inability to prevent them from competing with us.

Any failure to offer high-quality support for our platform may harm our relationships with consumers, agents, and carriers and could adversely affect our business, financial condition, and results of operations.

Our ability to attract and retain consumers, agents, and carriers is dependent in part on our ability to provide high-quality support for our platform. Consumers, agents, agencies, and carriers depend on our support organization to resolve any issues relating to our platform. If we are unable to resolve issues in a timely and effective manner, whether raised by prospective or existing policyholders, or by agents and agencies, those users may lose trust in our platform, disengage from our offerings, or shift their business elsewhere. This could result in lower policy volume, reputational harm, and reduced commission revenue. As we continue to grow our business and expand our offerings, we will face challenges related to providing high-quality platform support services at scale. Any failure to maintain high-quality support for our platform, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.

We use third-party cloud service providers to deliver our platform services. Any disruption of services from our cloud service providers could harm our business.

We currently manage our platform services and serve all of our consumers through third-party cloud computing services, such as Amazon Web Services. If, for any reason, we are required to migrate our computing to other cloud service providers, such a transition could require significant time and expense and our business could be adversely impacted.

Our third-party cloud service providers do not guarantee that access to our platform will be uninterrupted or error-free. Any damage to, or failure of, our providers’ systems could result in interruptions to our platform. Interruptions in our services would reduce our revenue, subject us to potential liability and adversely affect our ability to retain our consumers or attract new consumers and would also impact our relationships with carriers and agents using our platform. The performance, reliability, and availability of our platform is critical to our reputation and our ability to attract and retain consumers, agents, and carriers with whom we have a direct relationship. If service interruptions occur, consumers, agents, or carriers could share information about negative experiences on social media or via other channels, which could result in damage to our reputation and loss of future sales. In addition, the hosting costs for our cloud services have increased over time and may increase further if we continue to require more computing or storage capacity and such capacity may not be available on the same terms or with the same costs or at all. These costs could adversely impact our business and financial condition.

Our business, financial condition, and results of operations may be negatively affected by E&O claims.

We are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance and rendering coverage advice. These activities involve substantial amounts of money. Since E&O claims against us may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include failure, whether negligently or intentionally, to place coverage on behalf of consumers, to provide carriers with complete and accurate information relating to the risks being insured, or to appropriately apply funds that we hold on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions we take may not be effective in all cases.

We have errors and omissions insurance coverage to protect against the risk of liability resulting from our alleged and actual errors and omissions. Prices for this insurance and the scope and limits of the coverage terms available are dependent on our claims history as well as market conditions that are outside of our control. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages or whether our errors and omissions insurance will cover such claims.

In establishing liabilities for E&O claims, we utilize case level reviews by inside and outside counsel and an internal analysis to estimate potential losses. The liability is reviewed annually and adjusted as developments warrant. Given the unpredictability of E&O claims and of litigation that could flow from them, an adverse outcome in a particular matter could have a material adverse effect on our results of operations, financial condition or cash flow in a given quarterly or annual period.

In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses, and the growth and development of these businesses.

In pursuing our corporate strategy, we have in the past acquired, and may in the future acquire, other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If we make acquisitions, we may not realize the anticipated benefits of such acquisitions, including revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, we may incur material disposition-related charges, or we may be unable to reduce overhead related to the divested assets.

From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful; the possibility that the marketplace does not accept our products or services, or that we are unable to retain consumers that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, financial condition and results of operations.

If we fail to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform and innovate and introduce new solutions in a manner that responds to our consumers’ evolving needs, our business may be adversely affected.

The life insurance markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our consumers and design and maintain a platform that provides them with the tools they need to operate their businesses. Our ability to attract new consumers, earn renewal revenue, being commissions received from the carrier after the first term of a policy, from existing consumers and increase sales to both new and existing consumers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security, and scalability of our platform and to innovate and introduce new solutions. If we fail to anticipate and address consumers’ rapidly changing needs and expectations or adapt to emerging trends, our reputation could be harmed and our business, operating results, and financial condition could suffer.

Furthermore, we expect adoption of our platform and solutions by carriers, agency counterparties, agents, and consumers to increase. As the number of carriers with greater product offerings increases, so does the need for us to offer increased functionality, performance, reliability, scalability, and support, which requires us to devote additional resources to such efforts. Furthermore, as adoption of our platform and solutions by carriers, agency counterparties, agents, and consumers increases, so does the scrutiny and audit requirements imposed on us by our partners, which may demand assurances regarding the security and compliance of our platform. We have in the past, and may in the future be required to undergo third-party audits or obtain industry certifications to validate the effectiveness of our controls. These audits and certifications can be costly and time-consuming. To the extent we are not able to enhance our platform’s functionality to satisfy these requirements, our business, operating results, reputation, and financial condition could be adversely affected.

We may experience difficulties with software development that could delay or prevent the development, introduction, or implementation of new solutions and enhancements. We must also continually update, test, and enhance our software platform. The continual improvement and enhancement of our platform requires significant investment and we may not have the resources to make such investment. We may make significant investments in new solutions or enhancements that may not achieve expected returns and such solutions or enhancements may not result in our ability to recoup our investments in a timely manner, or at all. The improvement and enhancement of the functionality, performance, reliability, design, security, and scalability of our platform is expensive and complex, and to the extent we are not able to execute on these efforts in a manner that responds to our consumers’ evolving needs, our business, operating results, and financial condition will be adversely affected.

Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, in 2004, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to consumers regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

Internet search engines drive traffic to our platform and our new user growth could decline if we fail to appear prominently in search results.

Our success depends in part on our ability to attract consumers through Internet search results on search engines such as Google. The number of consumers we attract to our platform from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, terms of service, methodologies, or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Any reduction in the number of consumers directed to our platform could adversely affect our business, financial condition, and results of operations.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. Our ability to attract and retain consumers is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. If a carrier, agency or group of agents is not satisfied with our platform, we may incur additional costs to address the sources of dissatisfaction or lose the relationship altogether, which may negatively impact other carriers’, agencies’, or agents’ perception regarding us. Our success is also dependent on maintaining a good reputation with existing and potential employees, agents, investors, regulators, and the communities in which we operate. Negative perceptions or publicity regarding these or other matters, including our association with consumers or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential consumers, existing or potential agents, regulators, and other parties important to the success of our business could make it difficult for us to attract new consumers and maintain existing ones, which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Intellectual Property, Data Privacy, and Security

We and the third parties with whom we work are subject to stringent and evolving U.S. laws, regulations, and rules, contractual obligations, industry standards, policies, and other obligations related to data privacy and security. Our actual or perceived failure (or that of the third parties with whom we work) to comply with such obligations could lead, and in certain cases has led, to regulatory investigations or actions, litigation (including class action claims), arbitration, and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of consumers or sales, and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, personal information (which may also be referred to as “personally identifiable information,” “personal data,” “individually identifiable health information,” “consumer health data,” or similar terms), including sensitive information, such as proprietary and confidential business data, trade secrets, intellectual property, sensitive personal information and sensitive third-party data, or collectively, sensitive data. For example, we process personal information (including sensitive data) of our current, prospective, and past customers, which includes health data, financial data, and other personal information and sensitive data (such as Social Security numbers) as disclosed in our public-facing privacy notices.

Our data collection and processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. These requirements and obligations also apply to transfers of information among our affiliates, as well as to transactions we enter into with vendors and other third parties.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, comprehensive and sector-specific privacy laws and regulations, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). At the U.S. federal level, we are subject to, among other laws, the Gramm-Leach-Bliley Act, or GLBA, which requires financial institutions, including insurers, to, among other things, periodically disclose their privacy policies and practices relating to sharing “nonpublic personal information” and, in some cases, enables customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. We are also subject to the rules and regulations promulgated under the authority of the U.S. Federal Trade Commission, or FTC. The FTC and state regulators enforce a variety of data privacy and cybersecurity issues, such as misrepresentations in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. While we are not directly subject to the federal Health Insurance Portability and Accountability Act of 1996, as amended, including as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and the regulations that implement such laws (collectively, HIPAA), HIPAA affects certain of our business operations. For example, we obtain individuals’ medical and health information from their medical providers and other entities, which we then use for the purposes of determining applicants’ eligibility for life insurance. Many medical providers and other entities cannot release such medical and health information to us unless the release authorizations signed by the individuals satisfy the applicable HIPAA requirements. We also represent in our contractual agreements with key vendors that we comply with HIPAA’s requirements for authorizations to disclose protected health information.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, sales of personal information and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive personal information, such as conducting data privacy impact assessments and requiring individual’s consent under certain circumstances. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, and all regulations thereto, or collectively, CCPA, applies to personal information of consumers, business representatives, employees, and others who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights including the opt-out of “sales” and “sharing” (as such terms are defined by CCPA) of personal information. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA includes an exemption applicable to personal information collected, processed, sold or disclosed subject to the GLBA, and other comprehensive U.S. state privacy laws contain similar exemptions for GLBA-covered data or broader exemptions for GLBA-covered entities. However, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws have been passed and/or are being considered in additional states, as well as at the federal level, and we expect more states to pass similar laws in the future.

We are subject to various state financial privacy laws such as the California Financial Information Privacy Act. These laws require, among other things, providing either an opt-in or opt-out, depending on the state, to the sharing of non-public personal information with unaffiliated third parties. They also require establishing a program of administrative, technical, and physical safeguards designed to protect the security and confidentiality of customer information. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York State Department of Financial Services, or NYDFS, promulgated Cybersecurity Requirements for Financial Services Companies, which require covered financial institutions to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures that meet specific requirements; the NYDFS adopted amendments to the cybersecurity regulation in 2023, the majority of which became effective in 2024. Additionally, in October 2017, the National Association of Insurance Commissioners, or NAIC, adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. Various states have adopted versions of the NAIC Insurance Data Security Model Law.

Several states have also enacted new laws and regulations governing the privacy and security of consumer health data. For example, Washington’s My Health My Data Act, or MHMDA, broadly defines consumer health data, places restrictions on collecting, processing, using, and sharing consumer health data (including imposing stringent requirements for affirmative consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. While the MHMDA includes an exemption applicable to GLBA-covered data, and a similar law in Nevada also exempts GLBA-covered entities, other states have passed, are considering and may adopt consumer health data privacy laws in the future.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including for example under wiretapping laws, if we, as we have in the past and may in the future, share consumer information with third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs for violations of laws such as the California Invasion of Privacy Act and other similar laws. Our inability or failure to obtain consent for these practices could result, and in certain cases has resulted, in adverse consequences, including class action litigation and mass arbitration demands.

Regulators are increasingly scrutinizing the activities of third-party data suppliers, and laws in the United States (including the CCPA and California’s Delete Act) and other jurisdictions are likewise regulating such activity. These laws pose additional, material compliance risks to such data suppliers, and these suppliers may not be able to provide us with personal information in compliance with these laws. For example, some data suppliers are required to register as data brokers under certain state laws such as California law and file reports with regulators, which exposes them to increased scrutiny. Data brokers may also be required to honor certain opt-outs from consumers. Moreover, third-party data suppliers have recently been subject to increased litigation under various claims of violating certain state privacy laws. These laws and challenges may make it so difficult for our suppliers to provide the data that the costs associated with the data materially increase or may materially decrease the availability of data that our data suppliers can provide to us.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.

Additionally, as part of certain lead monetization efforts, we provide lead information from individuals who start but do not complete the insurance application process on our platform to a limited number of third-party agencies. While we intend for this information to be used solely for insurance-related purposes and by agencies, once shared, we do not control how these agencies handle the data. As a result, this initiative may expose us to heightened privacy, data security, and reputational risks, particularly if these third parties fail to comply with applicable laws or consumer expectations regarding the handling of personal information.

We publish privacy policies, marketing materials, and other statements concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. We are also bound by contractual obligations related to data privacy and security, with which we may not fully comply and our efforts to comply with such obligations may not be successful. For example, certain privacy laws require us to undertake certain obligations with respect to data privacy and security or require us or our customers to impose specific contractual restrictions on our or their service providers.

Legal requirements and obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model in part because our business model depends on our ability to process personal information. As such, we are particularly exposed to the risks associated with the rapidly changing legal landscape, including with respect to data privacy laws and regulations. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model, which could adversely impact our business, financial condition and/or results of operations. In addition, we are and may become in the future contractually subject to self-regulatory standards adopted by industry groups. For example, we are subject to the Payment Card Industry Data Security Standard, or PCI DSS, a self-regulatory standard that requires companies that accept payment cards, or that process payment card information to implement certain cybersecurity measures and/or annually validate that required security controls are in place. Companies that accept payment cards but otherwise outsource payment card processing to a third party and do not process payment card information themselves, as we do, are subject to minimal requirements under the PCI DSS. If we or our payment processors fail to comply with the PCI DSS, we may incur significant fines or liability and lose access to major payment card systems.

We may at times fail (or be perceived to have failed) to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact and in certain cases has negatively impacted our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, consent orders, injunctions, settlement, or resolution orders and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight and requirements to take remedial actions; bans or restrictions on processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

We have in the past received, and may in the future receive, inquiries and have been, and may again become, subject to investigations, proceedings, orders, or various government inquiries regarding our data privacy and security practices and processing and related litigation. For example, in 2022, we learned that threat actors had launched an attack against our website and obtained consumer personal information from a third-party integration. As a result, we were the subject of class action litigation that has since settled as well as inquiries and investigations from various state regulators, all of which have since settled. While we maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information, including those implemented to prevent access to consumer personal information, we cannot eliminate the risk of improper access to or disclosure of personal information nor the related costs we incur to mitigate the consequences from such events. Data privacy and cybersecurity laws, rules, and regulations are matters of growing public concern and are continuously changing in the jurisdictions in which we operate. The failure to adhere to or successfully implement adequate policies and procedures in response to evolving laws, rules, and regulations could result in legal liability or other adverse impacts on our business such as impairment to our reputation.

Any of the foregoing could have a material adverse effect on our reputation, business, or financial condition, including: loss of consumers; interruptions or stoppages in our business operations; inability to process personal information; limited ability to develop or commercialize our products or services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of consumers or sales, and other adverse consequences.

Cyber-attacks, data breaches, malicious internet-based activity, online and offline fraud, and other similar activities and/or cybersecurity incidents threaten the confidentiality, integrity, and availability of our and our customers’ personal information (including sensitive data) and information technology systems, and those of the third parties with whom we work. Any such incidents may also compromise confidential business information, result in intellectual property or other confidential or proprietary information being accessed, disclosed, misused, lost, or stolen, including customer, employee or company data (including personal information and other sensitive or regulated data), which could harm our reputation, competitive position or otherwise adversely affect our business. Such threats are prevalent and continue to rise and evolve, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), AI agents, sophisticated nation states, and nation-state-supported actors.

We and the third parties with whom we work are subject to a variety of evolving threats, including social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. In certain cases, payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. And even if we do make any such payments, doing so does not guarantee that we will regain access to any impacted systems or data and does not absolve us of liability under any applicable legal frameworks such as data breach and data security laws and regulations. Further, some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to sell or provide our services. In addition, remote work has increased risks to our information technology systems and data, as our employees and others utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations.

Additionally, as AI technologies continue to advance, threat actors can leverage these technologies to develop more sophisticated attack methods that are increasingly automated, targeted, coordinated, and which may evolve faster than traditional security measures can adapt, making them more difficult to defend against. The proliferation of these technologies could enable less skilled threat actors to initiate attacks and increase the speed, frequency, scale and impact of security incidents.

Moreover, it may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident or data breach, and our efforts to do so may not be successful. Any actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident or data breach could result in outages, data losses, and disruptions of our business among other risks and issues. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

There are many additional factors that could expose us to cybersecurity risks and vulnerabilities. For example, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We also rely on third parties to operate critical business systems to process sensitive data in a variety of contexts including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite any statements or representations they might make. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and at any given moment third parties’ infrastructure in our supply chain or that of the third parties with whom we work could be compromised.

While we have implemented security measures designed to protect against security incidents and data breaches, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). However, we have not and will not in the future be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Any existing and/or unidentified vulnerabilities could be exploited and result in a security incident or data breach at any time.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential or sensitive data or our information technology systems, or those of the third parties with whom we work. For example, and as described above, in 2022, we learned that threat actors had launched attacks against our website and obtained consumer personal information from a third-party integration. While we maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information, including those implemented to prevent access to consumer personal information, we cannot eliminate the risk of improper access to or disclosure of personal information nor the related costs we incur to mitigate the consequences from such events. A data breach, security incident or other interruption could disrupt, and in certain cases has disrupted, our ability (and that of third parties with whom we work) to provide our services. We may expend significant resources or modify our business activities to try to protect against security incidents. Further, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Furthermore, federal laws, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents or data breaches, or to take other actions, such as providing credit monitoring and identity theft protection services, and we have done so in the past. Such disclosures and related remedial actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or data breach or are perceived to have experienced a security incident or data breach, we may experience, and have in the past experienced, material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing personal information (including sensitive data); litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Furthermore, our contracts may not contain limitations of liability, and even where they do, the limitations of liability in our contracts may not be sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of any issues with our privacy and security practices or any data breaches or other security incidents, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

We utilize artificial intelligence in connection with our business, which may expose us to regulatory, operational, or reputational risk.

We utilize artificial intelligence, machine learning, and similar tools and technologies, or collectively, AI, that collect, aggregate, analyze or generate data or other materials or content in connection with our business, including ancillary and operational functions, such as customer support, lead targeting, agent fraud detection, and development tooling. The use of AI technologies involves inherent risks which may also increase if our use of AI evolves and expands to other areas of our business. For example, AI tools may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputation harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data, content, or other material we input into such AI tools, or the output of such

AI tools, or if the data we are using as inputs for AI is not permitted to be further disclosed under state laws or contractual arrangements on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

The legal and regulatory frameworks that apply to AI technologies continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their laws and regulations to AI or are considering or have passed legal frameworks governing AI. Certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Colorado Artificial Intelligence Act and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws.

We use AI technologies to assist us in making certain decisions. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI technologies, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Use of AI technologies could also include the input of our confidential information (including non-public information and personal information) by third parties in contravention of non-disclosure agreements or by our personnel or other related parties in contravention of our policies and procedures and, in each case, could result in such confidential information becoming part of a dataset that is generally accessible by AI technologies, applications, and users. Further, the use of AI technologies could be affected by claims of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets used to train AI technologies or the use of output generated by AI technologies, in either case which contain or are substantially similar to material protected by intellectual property, including patents, copyrights or trademarks. Similar claims of infringement, misappropriation or other violations of intellectual property could be made against providers of AI technologies, and affecting users of such AI technologies, which are considered to have substantial similarities to other, pre-existing AI technologies. Moreover, AI technologies will likely be competitive with certain business practices, or increase the obsolescence of certain organizations’ products or services (which might include competitiveness with, or causing the obsolescence of, other AI technologies). Further, this evolving legal and regulatory framework poses particular risk and uncertainty for entities operating in the insurance industry. For example, the Colorado Department of Insurance has issued regulations requiring life insurers to establish risk-based governance and management frameworks designed to determine whether algorithms and predictive modeling potentially result in unfair discrimination. Additionally, the National Association of Insurance Commissioners issued a model bulletin on the use of AI that has been adopted in some form by more than 20 states. The bulletins generally describe regulators’ expectations that insurance industry participants develop governance frameworks and risk management protocols designed to prevent unfair or discriminatory practices in connection with the use of AI. We may be required to devote additional resources to comply with new or evolving AI-related regulations, and we may not always be able to anticipate or adapt quickly to such changes. If we are unable to comply with such new or evolving AI-related regulations, our business may be adversely affected. Any such developments could affect any use of our or related third parties’ AI technologies and adversely impact, whether directly or indirectly, the success of our business.

AI technologies may also be more susceptible to cybersecurity threats in part given the volume of data they utilize, which, in turn, could make our business more susceptible to cybersecurity threats (such as those described under “—Risks Related to Our Business—Cyber attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services could adversely affect our business, financial condition, and results of operations”) to the extent we rely on AI technologies. Further, we could be exposed to risks to the extent our third-party service providers or other partners use AI technologies in their business activities notwithstanding any preventative policies aimed at governing or restricting the use of such AI technologies. We are not able to control the way third-party products or services are developed, trained or maintained or the way third-party services utilizing AI technologies are provided to us.

Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to any use of AI in our business. In particular, AI technologies could significantly disrupt our industry and the markets in which we operate and subject us to increased competition, legal and regulatory risks, and compliance costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to obtain, maintain, protect, defend or enforce our intellectual property rights, the infringement, misappropriation, or other violation of our intellectual property by third parties, or allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of others, could harm our reputation, ability to compete effectively, financial condition, and business.

Our success and ability to compete depends in part on our ability to obtain, maintain, protect, defend, and enforce our intellectual property. To protect our intellectual property rights, we rely on a combination of trademark and copyright laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, consumers, strategic partners, and others. However, such measures provide only limited protection and the steps that we take to protect our intellectual property rights may be inadequate to deter infringement, misappropriation or other violation of our intellectual property or proprietary information by others. Further, the failure to protect our domain names could also adversely affect our reputation and brand and make it more difficult for subscribers to find our products and services. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Moreover, while we take precautions designed to protect our intellectual property, competitors, and other unauthorized third parties may copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry.

In addition, we may be unable to detect the unauthorized use of our intellectual property rights. Policing unauthorized use of our intellectual property is difficult, expensive, and time-consuming, and we may be required to spend significant resources to monitor and protect our intellectual property rights. Further, currently we do not own any U.S. trademark registrations for our brand names “Ethos” or “Ethos Technologies” that cover the services of our business, though we believe we have established common law rights through usage of such trademarks in commerce. Our lack of a U.S. federal trademark registration for our main brand may limit our ability to enforce such trademarks and expose us to claims from third parties that we have infringed, misappropriated, or otherwise violated their trademarks and/or allow competitors to register similar trademarks, potentially causing consumer confusion and/or harming our reputation. In the event that we opt to rebrand and/or are required to cease using any of our trademarks, we could incur significant costs and risks associated with any rebrand.

Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively in our industry. In addition, even if we initiate litigation against third parties, such as lawsuits alleging infringement, misappropriation or other violation of our intellectual property, we may not prevail. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Additionally, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related intellectual property at risk of not issuing or being cancelled. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We also cannot guarantee that the operation of our business does not and will not infringe, misappropriate, or otherwise violate the rights of third parties. Third parties may assert intellectual property-related claims against us, including claims of infringement, misappropriation or other violation of their intellectual property, which may be costly to defend, could require the payment of damages, legal fees, settlement payments, royalty payments, and other costs or damages, including treble damages if we are found to have willfully infringed certain types of intellectual property, and could limit our ability to use or offer certain technologies, products or other intellectual property. Additionally, our competitors and other third parties hold numerous trademarks, patents, copyrights, trade secrets and, other intellectual property rights related to technology used in our industry and may hold or obtain trademarks, patents, copyrights, trade secrets and other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell, or market our products and services, which could make it more difficult for us to operate our business. Any intellectual property claims, with or without merit, could be expensive, take significant time, and divert management’s resources, time, and attention from other business concerns. Moreover, other companies, including our competitors, may have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe, misappropriate or otherwise violate the rights of others, or require us to purchase costly licenses from third parties, which may not be available on commercially reasonable terms, or at all. Even if a license is available to us, it could be non-exclusive thereby giving our competitors and other third parties access to the same technologies licensed to us, and we may be required to pay significant upfront fees, milestone payments, or royalties, which would increase our operating expenses. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We employ third-party licensed software for use in our business, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform and services and subject us to costly litigation or other disputes.

We have in the past incorporated and may in the future incorporate certain open source software into our platform. Open source software is licensed by its authors or owners under open source licenses, which in some instances may subject us to certain unfavorable conditions. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that may, depending on how the licensed software is distributed, conveyed, used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could be required under certain open source licenses to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. To avoid the release of the affected portions of our source code, we could be required to purchase additional licenses and expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.

Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our proprietary source code to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or non-U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. There have been claims challenging the ownership of open source software against companies that incorporate open source software into their offerings. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock as described in our amended and restated certificate of incorporation has the effect of concentrating voting control with those stockholders who held our stock prior to the closing of our initial public offering and limiting your ability to influence corporate matters, which could adversely affect the trading price of our Class A common stock.

Our Class B common stock has 20 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. As of February 28, 2026, stockholders who hold shares of Class B common stock, including our co-founders, entities affiliated with Accel, and entities affiliated with Sequoia Capital, together hold approximately 95.5% of the voting power of our outstanding capital stock. As a result, our co-founders, Accel, and Sequoia Capital have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

In addition, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 20-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 4.8% of the outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected.

Future transfers by holders of shares of Class B common stock will generally result in those shares converting to shares of Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. Certain permitted transfers, as specified in our amended and restated certificate of incorporation, will not result in shares of Class B common stock automatically converting to shares of Class A common stock, such as, transfers by our co-founders whereby one of our co-founders retains or is granted exclusive voting control over such shares of Class B common stock.

In addition, each outstanding share of Class

B common stock will convert automatically into a share of Class A common stock upon the earliest to occur following the closing of our initial public offering: (i) the date fixed by our board of directors when the number of shares of our Class B common stock, and any shares of Class B common stock underlying equity securities, held by our co-founders, certain immediate family members and their permitted entities and permitted transferees, is less than 20% of the number of shares of Class B common stock held by our co-founders, certain immediate family members and their permitted entities at our initial public offering; (ii) the tenth anniversary of our initial public offering; (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following our initial public offering that the second of our co-founders experiences a Triggering Event (as defined below, and other than death or disability); or (iv) the date that is 12 months after the second of our co-founders experiences a Triggering Event that is death or disability.

A “Triggering Event” is the first to occur of any of the following with respect to each of our co-founders:

•
(1) such co-founder is no longer providing services to us as an officer or employee, and (2) such co-founder is no longer a member of our board of directors as a result of a voluntary resignation by such co-founder or as a result of a request of or agreement with such co-founder not to be renominated as a director at a meeting of stockholders;
•
such co-founder’s employment with us is terminated for cause; or
•
the death or disability of such co-founder.

If only one of our co-founders has experienced such a Triggering Event, then a proxy will automatically be granted over all of the shares of Class B common stock held by such co-founder, certain immediate family members and their related permitted entities and permitted transferees to the other co-founder, referred to as the Founder Voting Proxy, such that one co-founder will have exclusive voting control over all shares of Class B common stock held by both co-founders, certain immediate family members and their related permitted entities and permitted transferees. As a result of the Founder Voting

Proxy, one co-founder would then be able to significantly influence or determine any action requiring approval of stockholders in his sole discretion, including all matters referred to above.

In 2017, MSCI, a leading stock index provider, opened public consultations on its treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. In addition, we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and would make our Class A common stock less attractive to other investors. As a result, the trading price, volume, and liquidity of our Class A common stock could be adversely affected.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations;
•
variance in our financial performance from our forecasts or the expectations of securities analysts;
•
changes in commission rates;
•
changes in our projected operating and financial results;
•
changes in laws or regulations applicable to the life insurance industry;
•
announcements by us or our competitors of significant business developments or acquisitions;
•
our involvement in litigation;
•
future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up and market stand-off releases;
•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
changes in the anticipated future size and growth rate of our market;
•
changes in demand for life insurance products;
•
rumors and market speculation involving us or other companies in our industry;
•
overall performance of the equity markets; and
•
general political, social, economic, and market conditions, in both domestic and our foreign markets, including effects of increased interest rates, inflationary pressures, bank failures, and macroeconomic uncertainty and challenges.

In addition, technology stocks have historically experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

An active public trading market for our Class A common stock may not develop or be sustained.

Prior to our initial public offering, there was no public market for our Class A common stock. Although our Class A common stock is listed on The Nasdaq Global Select Market, an active public trading market for our Class A common stock may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore, they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

We, all of our directors, executive officers, and the holders of substantially all of our common stock outstanding prior to our initial public offering and securities exercisable for or convertible into our common stock that were outstanding prior to our initial public offering, entered into lock-up agreements or other agreements with market stand-off provisions that restrict our and their ability to sell or transfer shares of our capital stock and securities convertible into or exercisable or exchangeable for shares of our capital stock, until July 27, 2026, subject to certain customary exceptions and certain provisions that provide for the possible early release of certain shares of our Class A common stock.

In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC have the ability to release any of the securities subject to these lock-up agreements at any time, subject to the applicable notice requirements. If not earlier released, all of the shares of Class A common stock not sold in our initial public offering will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

Further, based on shares outstanding as of February 28, 2026, holders of approximately 38,641,516 shares of our common stock, or 61% of our shares outstanding have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments, or otherwise. If we are unable to effectively manage the risks relating to the price of our Class A common stock, our business, financial condition, results of operations, and prospects could be adversely affected.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

We have funded our operations since inception primarily through equity and debt financings as well as cash generated from operations. We cannot be certain our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity financings to secure additional funds. For example, in December 2024, we sold a portion of our commissions receivable to an unaffiliated third party re-insurer for upfront cash, as further described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report. We may consider entering into such arrangements in the future depending on our capital and business needs. The terms of any such arrangements may be less favorable to us in the future, and such arrangements may result in variability in our cash flows, which may complicate our financial planning and period-over-period comparisons. If our use of such arrangements increases, any disruption in our ability to execute such transactions, or changes in their terms, could negatively impact our liquidity and financial condition. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our Class A common stock.

The trading prices for technology companies have been highly volatile, especially recently due to rising interest rates, inflation, and the uncertain macroeconomic environment, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect the value of our

Class A common stock as well as our business, financial condition, results of operations, and prospects. Because our decision to issue securities or engage in other financing arrangements in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities or other financing arrangements. As a result, our stockholders bear the risk of future issuances of debt or equity securities or other financing arrangements reducing the value of our Class A common stock and diluting their interests.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends may be further restricted by agreements we may enter into in the future. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

We are an “emerging growth company,” and the reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the first to occur of: (i) the last day of the year following the fifth anniversary of our initial public offering; (ii) the last day of the first year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the securities exchange on which our Class A common stock trades, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will continue to incur as a public company or the specific timing of such costs.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, may have the effect of preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•
following the date on which the outstanding shares of Class B Common Stock represent less than a majority of the total voting power of our then-outstanding shares, require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•
specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer, or our president (in the absence of a chief executive officer);
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•
provide that vacancies on our board of directors may be filled only by the affirmative vote of a majority of directors then in office, even though less than a quorum, or by a sole remaining director; and
•
require the approval of our board of directors or the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which restricts our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation, provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation ,provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation, further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

General Risks

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. Although we currently have an internal audit group, we will need to hire additional accounting and financial staff with appropriate public company experience and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 and to remediate our material weakness described above.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We may identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, or if we are unable to remediate our material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We and our employees have and may continue to be subject to claims alleging violations of our employees’ contractual obligations to their prior employers. These claims may be costly to defend, and if we do not successfully do so, our business could be harmed.

Many of our employees were previously employed at current or potential competitors. Although we have processes to ensure that our employees do not use proprietary information or disclose confidential information from their prior employer in their work for us or otherwise violate their contractual post-employment obligations such as customer and employee non-solicits, we or our employees may still in the future become subject to claims alleging such violations. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could negatively impact our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming, and a significant distraction to management.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2025, we had net operating loss, or NOL, carryforwards for U.S. federal and state income tax purposes of $271.9 million and $159.1 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2036 for U.S. federal purposes and 2030 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes under Section 382 of the Code in the past, and we may experience additional ownership changes in the future which could affect our ability to utilize our NOLs to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

We may be subject to additional tax liabilities, including as a result of changes in tax laws or regulations, which could adversely affect our financial condition and results of operations.

We are subject to taxes in U.S. federal, state, local, and non-U.S. jurisdictions. The amount of taxes we pay in different jurisdictions depends on the application of the relevant tax laws to our business activities, the relative amounts of income before taxes in the various jurisdictions in which we operate, the application of new or revised tax laws, the interpretation of existing tax laws and policies, the outcome of current and future tax audits, examinations, or administrative appeals, our ability to realize our deferred tax assets, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements.

The tax regimes to which we are subject or under which we operate, including income and non-income taxes, are unsettled in certain respects and may be subject to significant change. Changes in tax laws or regulations, or changes in interpretations of existing laws and regulations, could materially affect our financial condition and results of operations. For example, the Tax Cuts and Jobs Act, or the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act, and the Inflation Reduction Act made many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations, and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Additionally, the enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 has introduced significant changes to the U.S. federal tax code, including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. While certain provisions, such as the restoration of immediate domestic R&D expensing, may benefit our cash flow, other provisions—including the 1% excise tax on foreign remittances and the continued capitalization of foreign R&D costs—may increase our effective tax rate. Furthermore, the complexity of transitioning to OBBBA standards may result in adjustments to our deferred tax assets or liabilities, which could materially affect our financial results in future periods. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. Should our effective tax rate rise, our business could be harmed.

The determination of our overall provision for income and other taxes is inherently uncertain because it requires significant judgment with respect to complex transactions and calculations. As a result, fluctuations in our tax liabilities may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition, and results of operations in the periods for which such determination is made.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage us as being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change, and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.

Concerns regarding the effects of climate change on the global environment have led governmental bodies to adopt laws and regulations aimed at reducing greenhouse gas emissions and other measures to mitigate the impact of climate change. As a result, the global business community has increased its political and social awareness surrounding the issue. At various times, the U.S. Congress, state legislatures, and federal and state regulatory agencies have adopted or proposed legal requirements and other initiatives to combat climate change. Climate change legislation or regulation could cause us to incur increased costs and capital expenditures to comply, which may impact our financial condition and operating performance.

In addition, the U.S. Federal Reserve has in the past identified climate change as a potential risk to the stability of the financial system. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.

Moreover, if our carriers fail or withdraw from offering certain lines of insurance because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of insurance and, as a result, reduce our revenue and profitability.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are integrated into the Company’s risk management and incident response program and are based on recognized frameworks, for example, those established by the National Institute of Standards and Technology (NIST), the International Organization for Standardization (ISO) and other applicable industry standards. We use these frameworks as a guide in principle. Our cybersecurity program is focused on the following key areas:

Identifying and Managing Risk: The Company has implemented a comprehensive, cross-functional approach designed to identify, prevent and mitigate material cybersecurity threats and incidents. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating and assessing threats reported to us, coordinating with law enforcement about certain threats as may be appropriate, conducting internal and external audits and conducting risk and threat assessments.

Physical, Administrative, and Technical Safeguards: The Company deploys safeguards that are designed to protect the Company’s information systems and data from cybersecurity threats. Depending on the nature and sensitivity of our information systems and data, these safeguards may include endpoint security, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated through vulnerability assessments, penetration tests, and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have incident response and recovery and disaster recovery and business continuity policies and procedures that are designed to guide the Company’s response to cybersecurity incidents, and other cybersecurity threats to our systems and data. Such plans are tested and evaluated as appropriate.

Third-Party Risk Management: We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and third parties associated with products and services. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity consultants, outside counsel, managed cybersecurity providers, third-party penetration testers, and cyber threat intelligence providers. We maintain a risk-based approach to identifying and overseeing material cybersecurity risks presented by third-party users of the Company’s systems, including those described above. For example, depending on the nature and sensitivity of the information systems and the data that the third party may have access to, we may require diligence questionnaires and include contractual obligations related to cybersecurity.

Education and Awareness: We require our employees to undertake security awareness training. Our Security organization updates the training periodically to address emerging threats and trends. We also conduct periodic phishing and other social engineering simulations in certain cases.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats. For additional information about our cybersecurity-related risks, see “Cyber attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services could adversely affect our business, financial condition, and results of operations,” Item 1A. Risk Factors in this Annual Report on Form 10-K.

Governance:

Our board of directors, in coordination with the audit committee, oversees the Company’s risk management process, including the management of risks arising from cybersecurity threats. The audit committee that has representation from Ethos executive leadership and board of directors receive regular presentations and reports on cybersecurity risks, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company, its peers and third parties.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the board of directors and the audit committee also receive prompt and timely information regarding cybersecurity incidents that meet established reporting thresholds defined in our incident response plan.

Our Chief Information Security Officer (CISO) oversees our Security organization, which is a team of people dedicated to assessing and managing our cyber risk and keeping company and personal information and systems safe from unauthorized alteration, disclosure, destruction and intrusion. Our CISO, who has over twenty-five years of experience in engineering leadership, cybersecurity and product development, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, managing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. To facilitate the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents.

Item 2. Properties

Our principal executive offices are in San Francisco, California, where we occupy approximately 9,000 square feet of office space pursuant to a lease expiring in November 2028. We currently also lease office space internationally in Bengaluru, India and Singapore. We do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings arising from activities in the normal course of business. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial condition, results of operations, and cash flows. Defending any legal proceeding is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information of our Class A Common Stock

Our Class A common stock, par value $0.0001 per share, is listed on the Nasdaq Global Select Market, under the symbol “LIFE” and began trading on January 29, 2026. Prior to that date, there was no public trading market for our Class A common stock.

Holders of Common Stock

As of February 28, 2026, we had 30,790,388 shares of Class A common stock outstanding held by 816 holders of record, and 32,079,265 shares of Class B common stock outstanding held by 24 holders of record. Because many of our shares of Class A common stock are held in street names by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these holders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On January 28, 2026, our registration statement on Form S-1, as amended (File No.333-290534), was declared effective by the SEC for our initial public offering. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus, dated January 28, 2026 and filed with the SEC on January 29, 2026 pursuant to Rule 424(b) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Ethos is a technology company transforming the life insurance industry. We have built a vertically integrated technology platform that makes life insurance accessible, affordable, and transparent for everyone. Since inception, we have activated over 500,000 policies, and as of December 31, 2025, we had over 15,000 active selling agents and several active carriers on our platform. Through our three-sided technology platform, we serve a growing ecosystem of consumers, agents, and carriers, each of which benefits from the scale, ease-of-use, and efficiency of our platform. This creates strong network effects that drive our continued growth. We serve the following constituents through our digital platform:

•
Consumers: We remove the friction from buying life insurance with a 100% digital application and underwriting process that includes transparent pricing, a few health questions driven by our proprietary underwriting engine instead of lengthy and invasive medical exams, and decisions in minutes for almost all consumers.
•
Agents: Our platform is designed to enable agents to sell more policies and get paid quickly across a broad portfolio of products. We provide agents with an Agent OS that streamlines quoting, application submission, and policy management. Agents generate their own leads and refer customers to our platform, either through agent-assisted applications or dedicated microsites or links, and all Ethos policies sold through agents are ultimately activated on our platform. This reduces case management work and streamlines payments infrastructure, all of which substantially increase an agent’s time available to prospect and sell.
•
Carriers: We help life insurance carriers expand their consumer and agent reach in a manner designed to optimize risk selection and profitability, as carriers assume the insurance risk of the underlying policies. We do not assume balance sheet risk for the policies on our platform.

Our technology platform is fully digital and vertically integrated. We simplify the insurance value chain from distribution to underwriting, activation, payments, and administration. Combining key elements of the insurance sales and administrative process into a singular platform enables us to build insurance products quickly, dynamically adjust underwriting and pricing, and rapidly iterate to deliver a delightful consumer and agent experience.

Key Factors Affecting our Performance

Cost-Effectively Activating New Policies. Our continued growth is dependent on cost-effectively activating new policies. We reach consumers by investing in direct marketing and agent payments. Our direct marketing is diversified and includes affiliate marketing, search engine marketing, social media advertising, TV advertising, and others. We dynamically adjust our direct marketing on a daily basis to optimize our acquisition strategy. Spending to activate a new policy is governed by our payback period, which we define as the number of months it takes for the cash commissions received to offset advertising spend and agent payments, as well as underwriting, sales team and payment processing costs. As of December 31, 2025, our average payback period was within two months.

Agent Recruitment and Retention. We onboard new agents to our platform primarily through our network of agencies. As such, it is critical that we maintain strong relationships with existing agencies, establish new relationships, and enhance the productivity of agents to support agent retention. We intend to continue investing in our platform to make it increasingly attractive to agencies and their agents, primarily by adding features and functionalities that help agencies recruit more agents, enhance agent efficiency, boost overall productivity, and improve the consumer experience. In addition, as we continue to scale our third-party channel, we have taken, and expect to continue to take, actions to improve the persistency of policies sold by these agents, including by terminating agents who do not meet our heightened sales and underwriting standards.

Life Insurance Pricing. Life insurance pricing impacts purchasing and agent selling behavior. Pricing is primarily influenced by factors such as health, lifestyle, coverage amount, and policy type. Carriers may adjust pricing in response to shifts in mortality assumptions, interest rates, capital markets, reinsurance costs, inflation, and regulatory changes. We mitigate pricing risk through a diversified product portfolio and a broad mix of carriers, enabling us to offer competitive rates across a wide range of consumer profiles.

Evolving Channel and Product Mix. We leverage our two distribution channels to optimize for increased demand on our platform, our DTC channel and our third-party channel. Consumer demand through each channel is impacted by multiple factors, including product mix, which we evaluate holistically when implementing this channel strategy. In addition, though we prioritize overall expansion of our product portfolio, our product mix impacts our growth and results of operations. Our revenue and ARPU are impacted by premium amounts, commission rates, and persistency estimates, all of which differ by product. Certain of our products, such as Whole Life Insurance, tend to have lower coverage amounts and commission rates, resulting in lower ARPU.

Further, because we offer most of our products through both channels, including Term Life Insurance, Whole Life Insurance, and Indexed Universal Life Insurance, our strategy and shifts in consumer insurance purchasing patterns and trends also drive fluctuations in product mix by channel, which impacts our results of operations. Certain of our products, such as Whole Life Insurance, have historically been sold primarily through our third-party channel due to various factors, including preferences and demographics of the target consumers for such products as well as sales strategies and priorities of our agency partners. In addition, our sales and marketing expense and Contribution Margin are impacted by our channel mix, as described further under the section titled “—Key Business Metrics and Non-GAAP Financial Measures–Contribution Profit.”

As a result, we expect revenue, activated policies, and profitability to continue to be impacted by our evolving channel and product mix.

Strategic Carrier Relationships. Maintaining our active carrier relationships and establishing new carrier relationships are critical for our continued growth. However, we still have significant opportunities to increase our share, as we accounted for a minority of these top three carriers’ life insurance premiums in 2025. Beyond our current relationships, we intend to selectively work with new carriers, primarily to facilitate new product introductions and further diversify our positions within our existing carrier base.

Persistency. Our results of operations, including our revenue growth trends, are impacted by changes in our persistency estimates. Several factors have resulted in, and may in the future result in, fluctuations in our persistency estimates, including growth in activated policies, new carrier relationships, introductions of new products on our platform, changes in our product mix, and changes in observed persistency in the life insurance industry.

Seasonality. Seasonality can impact our activated policies patterns, influencing acquisition volume, costs, and conversion rates. The three months ended March 31 have historically been our strongest quarter of activated policies, as consumer demand for life insurance is elevated by factors such as annual financial planning cycles that typically occur post-New Year. During this period, digital marketing costs tend to be lower relative to other periods, allowing us to efficiently invest more in direct marketing.

Macroeconomic and Regulatory Trends. Macroeconomic factors, including a high interest rate environment, equity market returns, and a tight labor market impact the financial services and life insurance industries. Moreover, changes in the tax code (demand for insurance for tax planning purposes) or on capital reserving requirements (such as the approval of the principles-based reserving regime in 2017) impact the demand for the life insurance products we offer and the profitability of the carriers with whom we work. These macroeconomic and regulatory factors have the potential to affect demand for our underwriting and distribution services.

Key Business Metrics and Non-GAAP Financial Measures

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions.

	Year Ended December 31,
	2025	2024
	(in thousands)
Total activated policies	198	128

Activated Policies. We define activated policies as the number of policies issued on our platform over a given period of measurement. Activated policies have increased over time as we have expanded our DTC and third-party channels and added product offerings with existing and new carriers.

The total number of activated policies in the year ended December 31, 2025 was 198,338, a 55% increase compared to the year ended December 31, 2024. The total number of activated policies in the year ended December 31, 2024 was 127,619.

Average Revenue Per Unit. We define average revenue per unit, or ARPU, as our total GAAP revenue for a given period, divided by the total number of activated policies during the period.

ARPU varies by channel, and relatedly by product, due to differences in premium amounts, negotiated commission rates, and persistency estimates. Premiums are influenced by factors such as coverage amount, policy duration, and risk level, all of which differ by product. Our third-party channel historically has a higher mix of our Whole Life insurance products, which typically have lower ARPU due to lower coverage amounts and commission rates. While ARPU fluctuates by channel and by product, we use total ARPU to evaluate our performance across channels and our overall growth.

The DTC channel generated revenue of $243 million and $174 million, accounting for 63% and 68% of our total revenue for the years ended December 31, 2025 and 2024, respectively. The third-party channel generated revenue of $145 million and $81 million, accounting for 37% and 32% of our total revenue for the years ended December 31, 2025 and 2024, respectively.

ARPU for the DTC channel increased by 9% in 2025 compared to 2024, while ARPU for the third-party channel decreased by 2% over the same period. ARPU for the third-party channel accounted for a higher portion of total ARPU over these periods as we continued the scaling of our third-party channel and due to the third-party channel’s increasing contribution to overall revenue over these periods compared to the DTC channel.

ARPU in the year ended December 31, 2025 was $1,954, compared to $1,997 in the year ended December 31, 2024.

Non-GAAP Financial Measures

We believe that non-GAAP financial measures, when taken collectively, may be helpful to investors because they provide consistency and comparability with past financial performance. However, non-GAAP financial measures are presented for supplemental informational purposes only, have limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

	Year Ended December 31,
	2025	2024
	(in thousands, except percentages)
Gross profit	380,875	248,399
Gross margin	98%	97%
Contribution profit(1)	162,035	104,577
Contribution margin(1)	42%	41%
Net Income	71,151	48,832
Net income margin	18%	19%
Adjusted EBITDA(1)	89,038	57,536
Adjusted EBITDA margin(1)	23%	23%

(1)
Contribution Profit, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin are not calculated in accordance with GAAP. See below for more information regarding our use of Contribution Profit, Contribution Margin, Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of Contribution Profit to Gross Profit, Contribution Margin to Gross Margin, Adjusted EBITDA to Net Income, and Adjusted EBITDA Margin to Net Income Margin, the most directly comparable financial measures calculated in accordance with GAAP.

Contribution Profit. We define Contribution Profit as our gross profit less sales and marketing expenses, which includes agent payments and underwriting costs for non-activated policies, plus stock-based compensation related to our employees and overhead costs allocated to sales and marketing expenses. Gross profit is defined as revenue less cost of revenue. Cost of revenue primarily consists of underwriting costs associated with activated policies. Overhead costs allocated to sales and marketing expenses include professional fees, technology expenses, and other related expenses. Contribution Margin is calculated by dividing Contribution Profit for a period by revenue for the same period.

Contribution Profit is primarily impacted by revenue as well as marketing costs, which consists of advertising spend on our website and agent payments for policies sold through our third-party channel. Both ARPU and marketing costs are impacted by changes in product and distribution channel mix.

Contribution Profit increased by $57 million from $105 million for the year ended December 31, 2024 to $162 million for the year ended December 31, 2025, representing a Contribution Margin improvement from 41% to 42%. The increase in Contribution Profit and Contribution Margin was primarily due to higher revenue and gross profit as a percentage of revenue. We use Contribution Profit and Contribution Margin to evaluate our operating performance. We believe that Contribution Profit and Contribution Margin provide useful information to investors about our business and financial performance because they offer insight into how efficiently we activate new policies and ultimately revenue by accounting for the direct expenses associated with those activated policies. Contribution Profit and Contribution Margin should not be considered as alternatives to gross profit and gross margin, or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table provides a reconciliation of gross profit to Contribution Profit:

	Year Ended December 31,
	2025	2024
	(in thousands)
Gross profit	$380,875	$248,399
Less: sales and marketing	(229,318)	(148,664)
Add: stock-based compensation allocated to sales and marketing	2,047	687
Add: professional fees allocated to sales and marketing	2,805	831
Add: technology expenses allocated to sales and marketing	3,077	1,931
Add: other expenses allocated to sales and marketing	2,549	1,393
Contribution profit	$162,035	$104,577

Adjusted EBITDA. We define Adjusted EBITDA as net income excluding interest expense, interest income net, income tax expense, depreciation and amortization, and stock-based compensation expense as set forth in the table below. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. We use Adjusted EBITDA and Adjusted EBITDA Margin to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assist our board of directors in monitoring our business and financial performance.

The following table provides a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income	$71,151	$48,832
Interest expense	3,170	595
Interest income	(5,831)	(5,599)
Income tax expense	4,593	5,104
Depreciation and amortization	$5,359	$5,438
EBITDA	78,442	54,370
Stock–based compensation	10,596	3,166
Adjusted EBITDA	$89,038	$57,536

Adjusted EBITDA increased by $31.5 million, to $89.0 million for the year ended December 31, 2025, from $57.5 million for the year ended December 31, 2024, representing an Adjusted EBITDA Margin of 23% for both periods. The increase in Adjusted EBITDA was primarily due to the growth in net income.

We expect Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

Components of Results of Operations

Revenue

We primarily generate revenue through commissions paid by carriers from policies activated and sold through our platform as well as from our provision of third-party administrator, or TPA, services for such policies. Our commission revenue is recognized upfront upon delivering new policyholders to carriers, and we have no material additional obligations post-sale. Our revenue for an activated policy includes both the first-year commission and renewal commissions, both of which require significant judgment in applying a persistency estimate. In future periods following policy activation, we recognize in-period adjustments in revenue as the applicable persistency estimates are updated.

Cost and Expenses

Costs and expenses consist of sales and marketing, general and administrative expenses, technology costs, cost of revenue, and depreciation and amortization.

Sales and Marketing

Sales and marketing expenses primarily consists of our advertising expenses, agent payments, underwriting costs for non-activated policies, and overhead costs allocated on a headcount basis. Sales and marketing expenses also consist of salaries, stock-based compensation expense, employee benefits, bonuses, and commissions for sales and marketing employees and contractors.

General and Administrative

General and administrative expenses consist of salaries, stock-based compensation expense, employee benefits, and bonuses for executive, finance, accounting, legal, human resources, actuarial, and administrative support. General and administrative expenses also include legal, accounting, other third-party professional services, other miscellaneous expenses, and overhead costs allocated on a headcount basis.

Technology (Exclusive of Amortization)

Technology (exclusive of amortization) expenses primarily consist of salaries, stock-based compensation expense, employee benefits, and bonuses for salaried employees and contractors engaged in the design, development, maintenance, and testing of our platform including our websites, mobile applications and other products. Technology expenses also include overhead costs allocated on a headcount basis but do not include amortization of capitalized website and software development costs.

Cost of Revenue

Cost of revenue represents the direct costs associated with fulfilling our obligations to our carriers for the activation of insurance policies and primarily consists of underwriting costs incurred by activated policies in the application process.

Depreciation and Amortization

Depreciation and amortization expenses relate to property and equipment, website and software development costs, as well as acquisition-related and other acquired intangible assets. We record depreciation and amortization using the straight-line method over the estimated useful life of the assets.

Interest Expense

Interest expense consists of interest costs associated with the sale of commissions receivable. For a portion of our policies, we have at times entered into arrangements in which we sell the rights to a portion of future commissions in exchange for upfront cash payments to unaffiliated entities. During the year ended December 31, 2025, no such arrangements were used. During the year ended December 31, 2024, we only used this arrangement for one of our Term Life Insurance products as described further in “—Critical Accounting Policies and Estimates—Liabilities Related to Sale of Commissions Receivable” and in Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report. We impute interest on the unamortized portion of the liability for the sale of commissions receivable using the effective interest method, which is based on forecasted payments expected to be made over the term of the agreements.

Interest Income

Interest income consists of income earned on our short-term investments included in cash and cash equivalents and marketable securities.

Other Income, net

Other Income, net consists of income from subleasing office space along with income from credit card rewards.

Income Tax Expense

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue:
Commission	$387,608	$254,926
Total revenue	387,608	254,926
Costs and expenses:
Sales and marketing	229,318	148,664
General and administrative	39,647	22,417
Technology (exclusive of amortization)	33,629	23,133
Cost of revenue	6,733	6,527
Depreciation and amortization	5,359	5,438
Total costs and expenses	314,686	206,179
Income from operations	72,922	48,747
Other income (expense):
Interest expense	(3,170)	(595)
Interest income	5,831	5,599
Other income, net	161	185
Total other income, net	2,822	5,189
Net income before provision for income taxes	75,744	53,936
Income tax expense	(4,593)	(5,104)
Net income	71,151	48,832

Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
DTC channel revenue	$242,512	$173,737	$68,775	40%
Third-party channel revenue	$145,096	$81,189	$63,907	79%
Total revenue	$387,608	$254,926	$132,682	52%

Revenue increased by $132.7 million, or 52%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily driven by a 55% increase in activated policies across both DTC and third-party channels.

DTC channel revenue grew by $68.8 million, or 40%, whereas third-party channel revenue grew by $63.9 million, or 79%. Third-party channel revenue grew at a faster rate primarily due to the accelerated growth of our Whole Life Insurance and Indexed Universal Life Insurance products, which were mainly sold through the third-party channel. These products sold in 2025 had relatively lower coverage amounts and commission rates, driving a 2% decrease in ARPU over the same period.

Costs and Expenses:

Sales and Marketing

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Sales and marketing	$229,318	$148,664	$80,654	54%
Percentage of revenues	59%	58%

Sales and marketing expenses increased by $80.7 million, or 54%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to $69.6 million increase in in total advertising, agent payment, and other policy acquisition expenses. This increase reflects our strategic expansion across both direct and third-party distribution channels to grow and support higher application volumes.

General and Administrative

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
General and administrative	$39,647	$22,417	$17,230	77%
Percentage of revenues	10%	9%

General and administrative expenses increased by $17.2 million, or 77%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily attributable to an increase of $5.6 million in personnel-related compensation expenses due to increased headcount, an increase of $4.3 million in stock-based compensation associated with a tender offer we facilitated in March 2025, whereby certain of our employees sold shares of our common stock to a new investor ( the “2025 Tender Offer.”).

Technology (Exclusive of Amortization)

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Technology (exclusive of amortization)	$33,629	$23,133	$10,496	45%
Percentage of revenues	9%	9%

Technology expenses increased by $10.5 million, or 45%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to an increase of $4.7 million in personnel-related compensation expenses due to headcount growth, an increase of $1.8 million in stock-based compensation associated with the 2025 Tender Offer, an increase of $1.3 million in hosting fees, and an increase of $1.3 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure.

Cost of Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Cost of revenue	$6,733	$6,527	$206	3%
Percentage of revenues	2%	3%

Cost of revenue expenses were relatively consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024. The change is primarily attributable to an increase in underwriting costs, driven by growth in application and activated policy volume.

Depreciation and Amortization

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Depreciation and amortization	$5,359	$5,438	$(79)	(1)%
Percentage of revenues	1%	2%

Depreciation and amortization expenses were relatively consistent for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Other Income (Expense):

Interest Expense

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Interest expense	$(3,170)	$(595)	$(2,575)	433%
Percentage of revenues	(1)%	0%

Interest expense increased by $2.6 million, or 433%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to the sale of commissions in December 2024, resulting in higher interest expense throughout the year ended December 31, 2025.

Interest Income

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Interest income	$5,831	$5,599	$232	4%
Percentage of revenues	2%	2%

Interest income was relatively consistent between the years ended December 31, 2025 and 2024. The increase was primarily attributable to a higher average investment and cash equivalents balance as of December 31, 2025.

Income Tax Expense

	Year Ended December 31,
	2025	2024	Change	% Change
	(in thousands)
Income tax expense	$(4,593)	$(5,104)	$511	(10)%
Percentage of revenues	(1)%	(2)%

Income tax expense decreased by $0.5 million, or 10%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by changes to the valuation allowance as a result of increases to deferred tax liabilities associated with revenue recognition.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net proceeds from the issuance of our redeemable convertible preferred stock and commissions received from the sale of our products. As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and investments of $157.4 million and working capital of $132.6 million. Cash and cash equivalents are comprised of cash held in demand deposit accounts and short-term, highly liquid investments with original maturities of three months or less. Marketable securities are comprised primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. Our principal use of cash has been to fund our operations and invest in technology to support our growth. Upon the closing of our initial public offering in January 2026, we received approximately $82.6 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses payable by us.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $102.5 million as of December 31, 2025. Our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. However, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, accuracy of persistency estimates, expansion of sales and marketing activities, expansion of carrier and agency relationships, investments in technology enhancements, continued market adoption of our platform and services, and timing and amount of sales of commissions receivable. In addition, we may enter into agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. However, we may not be able to secure additional financing to meet our operating requirements or growth strategies on acceptable terms, or at all.

In particular, recent volatility in the global financial markets, including due to heightened inflation, rising interest rates, tariffs, and other macroeconomic conditions, geopolitical events, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, and disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flows

Years Ended December 31, 2025 and 2024

The following table sets forth certain cash flow information for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by / (used in) operating activities	$36,225	$(10,908)
Net cash provided by / (used in) investing activities	$31,867	$(896)
Net cash provided by / (used in) financing activities	$(12,049)	$21,857

Cash Flows Provided By / (Used In) Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $36.2 million. This was driven primarily by net income of $71.2 million, non-cash expenses of $5.4 million related to depreciation and amortization, $4.6 million related to deferred taxes, $3.2 million related to interest expense and $10.6 million related to stock-based compensation, in addition to non-cash income of $1.2 million related to the accretion of discounts of investments. In addition, during the year ended December 31, 2025, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $64.8 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in accounts payable of $30.6 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in prepaid and other assets of $21.3 million due primarily to growth in expected clawbacks from payments made to agents for policies sold.
•
Increase in accrued expenses of $18.9 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.
•
Increase in accounts receivable of $11.2 million due primarily to 55% growth in activated policies.
•
Decrease in other current liabilities of $8.7 million due primarily to a reclassification of contract asset balances to contract liabilities.

For the year ended December 31, 2024, net cash used in operating activities was $10.9 million. This was driven primarily by net income of $48.8 million, non-cash expenses of $5.4 million related to depreciation and amortization, $3.9 million related to deferred taxes, and $3.2 million related to stock-based compensation, in addition to non-cash income of $3.1 million related to the accretion of discounts of investments. In addition, during the year ended December 31, 2024, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $63.1 million due to an increase in the commissions owed to us by the insurance carriers.

•
Increase in prepaid and other assets of $23.9 million due primarily to growth in expected clawbacks from payments made to agents for policies sold.
•
Increase in accounts receivable of $13.6 million due primarily to 77% growth in activated policies.
•
Increase in accounts payable of $12.7 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in other current liabilities of $12.4 million due primarily to a reclassification of contract asset balances to contract liabilities.

Cash Flows Provided By / (Used In) Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was $31.9 million. This was primarily due to $104.9 million in proceeds from maturities and sales of investments, partially offset by purchases of investments of $66.7 million.

For the year ended December 31, 2024, net cash used in investing activities was $0.9 million. This was primarily due to proceeds from maturity and sale of investments of $158.4 million, partially offset by purchases of investments of $154.7 million.

Cash Flows Provided By / (Used In) Financing Activities

For the year ended December 31, 2025, cash used in financing activities was $12.0 million, which primarily consisted of payments of deferred offering costs of $6.2 million and repayments of the liabilities related to the sale of commissions receivable of $12.0 million, partially offset by the sale of commissions receivable of $5.0 million and proceeds from exercise of stock options and warrants of $1.1 million.

For the year ended December 31, 2024, cash provided by financing activities was $21.9 million, which primarily consisted of proceeds from the sale of commissions receivable of $23.6 million, offset by repayments of the liabilities related to the sale of commissions receivable of $1.9 million. In December 2024, we sold a portion of our commissions receivable to an unaffiliated third party re-insurer for upfront cash, as further described in Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report.

Contractual Obligations and Commitments

Our operating lease commitments primarily include corporate offices. As of December 31, 2025, we had fixed lease payment obligations of $2.6 million, with $1.3 million to be paid within 12 months and the remainder thereafter. For additional discussion on our operating leases, see Note 7 to our audited consolidated financial statements included elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the amount of revenue and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. We believe that of our significant accounting policies, which are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer, in the amount that reflects the consideration we expect to receive in exchange for those goods or services.

Our revenue comes in the form of commissions paid to us by insurance carriers for the provision of placement and TPA services. We apply the following five step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

Our primary customers are the insurance carriers that we contract with to provide placement and/or TPA services through our DTC direct and third-party channels, related to consumers and partnerships with insurance agencies, respectively. We earn commissions for first year and renewal policies from the insurance carriers for both placement and TPA services. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party with notice. We review individual contracts to determine our legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration.

We review each contract with customers to determine what promises we must deliver and which of these promises are capable of being distinct and are distinct in the context of the contract. The delivery of new policyholders to the insurance carriers is the only material promise specified within the contracts. After a policy is sold, we have no material additional or recurring obligations to the policyholder or the insurance carrier.

Our contracts do not include downstream policyholder activities such as claims support or payment collection services. While the primary promise is the sale of policies, some contracts include the promise to provide TPA services to policyholders on behalf of the insurance carrier such as responding to policyholder inquiries regarding coverage or providing proof of insurance. We have reviewed and do not have any material ongoing costs for the provision of insurance placement or TPA services. As a result, for a given policy, our performance obligation to insurance carriers is met upon the issuance and activation of an insurance policy.

The transaction price is the amount of consideration we expect to be entitled to in exchange for transferring promised goods or services to a customer. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of renewal commissions. The estimates of renewal commissions are considered variable consideration and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed.

For renewal commissions, we utilize the expected value approach. This approach is based on persistency to estimate renewal commissions at the time of policy activations considering historical data and performance, and we recognize adjustments in revenue for differences in actual commissions received versus persistency estimates. Our persistency estimates incorporate a combination of historical lapse and performance of the placed policy, available insurance carrier experience data, historical payment data by distribution channel, and insurance carrier to estimate forecasted renewal consideration and constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration related to each periodic policy renewal is subsequently resolved when the policy renews, and adjustments in variable consideration are recognized in the period incurred.

We recognize all commissions expected to be received over the expected life of the insurance policy at the policy effective date which is when we have completed our performance obligation for both placement and TPA services. At the policy effective date, we apply our management estimate of policyholder persistency; the attrition rate of policy holders who cease to maintain their insurance policy, due to cancellation or mortality, based on industry data and our experience in the industry and with different carriers.

We continuously evaluate the assumptions and inputs into our calculation of renewal commissions. As a result of these continuous evaluations, we recognize adjustments for revenue from prior periods when the cash collections are different from the estimated constrained renewal commissions. These adjustments are a result of a change in estimate of expected cash collections when actual cash collections differ from the estimated constrained renewal commissions for the revenue recognized at the time of approval. These adjustments can be positive or negative and are recognized using actual experience from policy renewals.

Commissions Receivable

The estimated variable consideration related to performance obligations that have been satisfied but for which payment is not yet due is classified as commissions receivable. Commissions receivable are contract assets and are reclassified as accounts receivable when the rights to payment become unconditional (upon renewal of the underlying policy). Commissions receivable represent the variable consideration for policies that have not renewed yet and therefore are subject to the same assumptions, judgments, and estimates used when recognizing revenue as noted above.

Liabilities Related to Sale of Commissions Receivable

From time to time, we enter into agreements to sell a portion of our commissions receivable. We account for the sale of future rights to commissions from insurance carriers as debt, amortized under the effective interest method. We have elected to use the prospective method in the calculation of the effective interest rate and will update this calculation quarterly when there are changes in the projected cash flows. The amortization of the liabilities is based on our current estimates of future commission payments, which represents the variable consideration for policies that have not renewed yet and therefore are subject to the same assumptions, judgments and estimates used when recognizing revenue as noted above.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, "Compensation — Stock Compensation”. Stock-based awards are mainly awarded to employees and members of our board of directors and measured at fair value at each grant date. We calculate the fair value of share options on the date of grant using the Black-Scholes option-pricing model and the expense is recognized over the requisite service period for awards expected to vest using the straight-line method. The requisite service period for stock-based awards is generally four years. For stock awards with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met and record compensation expenses for each vesting tranche for awards subject to graded vesting method. We recognize forfeitures as they occur.

See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report for a complete description of the accounting for stock-based awards.

Recent Accounting Pronouncements

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

We did not have any long-term borrowings as of December 31, 2025.

Our cash, cash equivalents, and marketable debt securities consist of cash, money market funds, U.S. government and agency securities, and investment grade corporate debt securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs and third to maximize yield without putting our principal at risk.

Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

The functional currencies of our foreign subsidiaries are the respective local currencies. Substantially all of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to any significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, Singapore and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. We do not believe a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

Item 8. Financial Statements and Supplementary Data

Ethos Technologies Inc.

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Ethos Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ethos Technologies Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 16th, 2026

ETHOS TECHNOLOGIES INC.

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$91,091	$35,075
Short-term investments	34,876	68,279
Accounts receivable, net	36,498	30,303
Commissions receivable-current, net	28,786	15,079
Prepaid and other current assets	54,553	26,070
Total current assets	245,804	174,806
Long-term assets:
Commissions receivable, net	224,219	173,096
Property and equipment, net	8,189	7,424
Operating lease right-of-use assets	2,183	2,536
Goodwill	2,238	2,238
Acquired intangible assets, net of amortization	662	221
Long-term investments	31,468	35,002
Other long-term assets	574	558
Total long-term assets	269,533	221,075
Total assets	$515,337	$395,881
Liabilities, redeemable preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$55,070	$24,303
Accrued expenses	39,224	19,217
Liabilities related to sale of commissions receivable-current	11,750	9,382
Operating lease liabilities-current	1,125	753
Other current liabilities	6,021	13,945
Total current liabilities	113,190	67,600
Long-term liabilities:
Liabilities related to sale of commissions receivable-non-current	12,509	24,163
Operating lease liabilities-non-current	1,228	1,864
Deferred tax liability	8,529	3,907
Other long-term liabilities	—	1,500
Total long-term liabilities	22,266	31,434
Total liabilities	135,456	99,034
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.0001 – 37,400 and 37,228 shares authorized, 37,228 issued, and outstanding (liquidation preference of $404,801) as of December 31, 2025 and December 31, 2024	403,997	403,997
Stockholders’ deficit:
Common stock, $0.0001 par value, 1,040,000 and 62,390 shares authorized, 16,647 and 16,032 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	78,950	66,991
Accumulated other comprehensive loss	(554)	(478)
Accumulated deficit	(102,514)	(173,665)
Total stockholders’ deficit	(24,116)	(107,150)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$515,337	$395,881

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024
Revenue:
Commission	$387,608	$254,926
Total revenue	387,608	254,926
Costs and expenses:
Sales and marketing	229,318	148,664
General and administrative	39,647	22,417
Technology (exclusive of amortization)	33,629	23,133
Cost of revenue	6,733	6,527
Depreciation and amortization	5,359	5,438
Total costs and expenses	314,686	206,179
Income from operations	72,922	48,747
Other income (expense):
Interest expense	(3,170)	(595)
Interest income	5,831	5,599
Other income, net	161	185
Total other income (expense), net	2,822	5,189
Net income before income tax expense	75,744	53,936
Income tax expense	(4,593)	(5,104)
Net income	71,151	48,832
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	253	(121)
Unrealized foreign currency translation loss	(329)	(199)
Total other comprehensive income (loss)	(76)	(320)
Comprehensive income	$71,075	$48,512
Per share data:
Basic net income per share	$4.31	$3.05
Diluted net income per share	$1.22	$0.85
Weighted-average shares used in computing basic net income per share	16,490	16,007
Weighted-average shares used in computing diluted net income per share	58,416	57,600

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In Thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2023	37,228	$403,997	15,959	$2	$63,473	$(158)	$(222,497)	$(159,180)
Issuance of common stock	—	—	73	—	209	—	—	209
Stock-based compensation expense	—	—	—	—	3,309	—	—	3,309
Other comprehensive loss	—	—	—	—	—	(320)	—	(320)
Net income	—	—	—	—	—	—	48,832	48,832

Balance, December 31, 2024	37,228	$403,997	16,032	$2	$66,991	$(478)	$(173,665)	$(107,150)
Issuance of common stock	—	—	615	—	1,058	—	—	1,058
Stock-based compensation expense	—	—	—	—	10,901	—	—	10,901
Other comprehensive loss	—	—	—	—	—	(76)	—	(76)
Net income	—	—	—	—	—	—	71,151	71,151

Balance, December 31, 2025	37,228	$403,997	16,647	$2	$78,950	$(554)	$(102,514)	$(24,116)

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$71,151	$48,832
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	4,622	3,907
Depreciation and amortization	5,359	5,438
Non-cash interest expense	3,170	595
Accretion (amortization) of discounts and premium, investments	(1,211)	(3,133)
Stock-based compensation expense	10,596	3,166
Operating lease right-of-use asset amortization	903	42
Unrealized foreign currency translation	(303)	(199)
Changes in operating assets and liabilities:
Prepaid and other assets	(21,350)	(24,280)
Accounts payable	30,631	12,691
Accounts receivable	(11,195)	(13,626)
Commissions receivable	(13,707)	(9,166)
Long-term commissions receivable	(51,123)	(53,851)
Accrued expenses	18,920	7,298
Other current liabilities	(8,738)	12,378
Other long-term liabilities	(1,500)	(1,000)
Net cash provided by (used in) operating activities	36,225	(10,908)
Cash flows from investing activities
Purchase of property and equipment	(1,491)	(776)
Purchase of domain name	(500)	(250)
Purchase of investments	(66,709)	(154,675)
Proceeds from maturity of investments	99,870	145,003
Sales of investments	4,983	13,360
Investment in software development costs	(4,286)	(3,558)
Net cash provided by (used in) investing activities	31,867	(896)
Cash flows from financing activities
Proceeds from liabilities related to sale of commissions receivable	5,000	23,550
Repayment of liabilities related to sale of commissions receivable	(11,952)	(1,902)
Proceeds from exercise of stock options and warrants	1,058	209
Payment of deferred offering costs	(6,155)	—
Net cash provided by (used in) financing activities	(12,049)	21,857
Net increase in cash and cash equivalents	56,043	10,053
Effect of exchange rates on cash	(27)	2
Cash and cash equivalents, beginning of year	35,075	25,020
Cash and cash equivalents, end of period	$91,091	$35,075
Supplemental disclosure of non-cash items:
Capitalized property and equipment costs in accounts payable at year end	$26	$44
Cash paid for income taxes	$1,760	$517
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$596	$2,663
Stock-based compensation capitalized as software development costs	$305	$143
Deferred offering costs in accounts payable and accrued expenses	$1,087	$—

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

1. Organization

Ethos Technologies Inc., a Delaware corporation, and its wholly owned subsidiaries (collectively referred to as the Company) is a technology-driven, direct-to-consumer platform that makes life insurance accessible and easy to apply for. Through its advanced digital underwriting, data analytics, and proprietary technology, the Company provides a streamlined process for consumers to explore, compare, and purchase life insurance policies entirely online. The Company contracts with top-rated insurance carriers to offer life insurance to families throughout the United States through the use of multi-channel marketing and advertising campaigns and independent third-party agents. The Company is a licensed agent in 49 states and serves as a third-party administrator (TPA). The streamlined application process is achieved through the Company’s full stack technology and predictive modeling platform which simplifies and automates the underwriting process allowing families to obtain same-day coverage. The Company primarily earns revenue in the form of commission payments from the contracted insurance carriers. Commission payments are received both when the initial policy is sold (first year) and when the underlying policyholder renews their policy in subsequent years.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the wholly owned subsidiary, Ethos Singapore Pte Ltd (Ethos SGP), the wholly owned subsidiary, Ethos Estate Planning, LLC, and the wholly owned subsidiary, Ethos Life Technologies (India) Pvt. Ltd (Ethos India). All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior-period amounts have been reclassified in the accompanying Consolidated Financial Statements and Notes thereto in order to conform to the current period presentation.

Reverse Stock Split

On September 25, 2025, a seven-for-one reverse stock split of the Company’s redeemable convertible preferred stock, common stock, stock options, restricted stock units, and common stock warrants was effected without any changes to the par value. All information related to the Company’s redeemable convertible preferred stock, common stock, stock options, restricted stock units, and common stock warrants, as well as all per share data included in these financial statements have been retrospectively adjusted to reflect the seven-for-one reverse stock split for all periods presented.

Initial Public Offering

On January 30, 2026, the Company completed its initial public offering (the “IPO”) of a total of 10,526 shares of its Class A common stock, including 5,127 shares of Class A common stock offered by the Company and 5,399 shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18,449 and 19,144 shares of the Company’s Class A common stock and Class B common stock, respectively (see Note 9 for additional information).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. These estimates, judgments and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Significant items subject to such estimates, judgments, and assumptions include revenue recognition, commissions receivable, liabilities related to sale of commissions receivable, website and software development costs,

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

stock-based compensation, and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s consolidated financial statements will be affected.

Segment Reporting

The Company has one reportable segment, which has been identified based on how the chief operating decision maker (CODM), manages the business, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer. The CODM reviews the Company’s revenue, expenses and net income as reported under GAAP, which is the primary measure of segment profit or loss. While the Company’s CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the potential for collection issues with any of its customers is minimal as of December 31, 2025 and 2024 based on the lack of collection issues in the past and high financial standards the Company requires of its customers. The Company does not require collateral to secure trade receivable balances. For the year ended December 31, 2025, three insurance carrier customers accounted for 38%, 36% and 14% of total revenue. As of December 31, 2025, two insurance carrier customers accounted for 71% and 14% of total accounts and commissions receivable. For the year ended December 31, 2024, three insurance carrier customers accounted for 54%, 25% and 19% of total revenue. As of December 31, 2024, three insurance carrier customers accounted for 63%, 19% and 11% of total accounts and commissions receivable.

Cash and Cash Equivalents

Cash includes demand deposits with banks or financial institutions. Cash equivalents include short-term, highly liquid investments that are both readily convertible to known amounts of cash, and that are so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The Company’s cash equivalents include only investments with original maturities of three months or less. The Company regularly maintains cash in excess of federally insured limits at financial institutions.

Marketable Securities

Marketable securities consist primarily of commercial paper and investment grade debt securities. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Marketable securities with original maturities of three months or less are included in cash and cash equivalents, marketable securities with original maturities greater than three months, but less than one year, are included in short term investments, and marketable securities with maturities greater than one year, are included in long term investments in the consolidated balance sheets.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale. The investments are adjusted for amortization of premiums and discounts to maturity. After consideration of the Company’s capital preservation objectives, as well as its liquidity requirements, the Company may sell securities prior to their stated maturities.

If an available-for-sale debt security’s fair value declines below its amortized cost basis, the Company evaluates whether it intends to sell the security, or whether it more-likely-than-not will be required to sell the security before the recovery of its amortized cost basis. If either condition is met, the Company records an allowance for credit loss on the security. If neither condition is met, the Company evaluates whether the decline is the result of credit-related factors, in which case the Company records the credit-related portion of the allowance for credit loss. There was no allowance for credit loss for the years ended December 31, 2025 and 2024.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Accounts Receivable and Commissions Receivable, Net

See Note 3, Revenue, below for a description of the Company’s accounts and commissions receivable accounting policy.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the Company’s planned initial public offering (IPO) are capitalized within prepaid and other assets on the consolidated balance sheets. The deferred offering costs will be offset against the proceeds received by the Company upon the closing of the planned IPO. At the closing of the IPO, $8,813 of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit), of which $7,241 of IPO costs were deferred and capitalized as of December 31, 2025.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over the estimated useful life of the application. Capitalized website and software development costs are included in property and equipment, net in the consolidated balance sheets. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated remaining useful lives. Amortization expense related to capitalized website and software development costs is included in depreciation and amortization in the consolidated statements of operations.

Property and Equipment, Net

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Estimated Useful Life
Computer equipment	2 years
Developed software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of expected useful life or lease term

Maintenance and repair costs are charged to expenses as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset.

Intangible Assets

Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment. The Company evaluates intangible assets with finite and indefinite useful lives and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The amount of impairment to be recognized for finite and indefinite-lived intangible assets and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended December 31, 2025 and 2024.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below, and the test is performed annually, or more frequently if circumstances indicate an impairment may have occurred.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The impairment assessment involves an option to first assess qualitative factors to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not performed, or after assessing the totality of the events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment for potential impairment is performed.

In reviewing goodwill, the Company performed the qualitative assessment, and determined that it is not necessary to perform a more detailed assessment, as it is more likely than not that the fair value of the reporting unit is greater than its carrying amount.

The Company had a goodwill balance of $2,238 as of December 31, 2025 and 2024.

Liabilities Related to Sale of Commissions Receivable

The Company accounts for the sale of future rights to commissions from insurance carriers as debt under ASC 470, Debt, amortized under the effective interest method as discussed further in Note 8, Liabilities Related to Sale of Commissions Receivable. The Company has elected to use the prospective method in its calculation of its effective interest rate and will update this calculation quarterly when there are changes in the projected cash flows. The amortization of the liabilities related to the future rights to commissions is based on our current estimates of future commission payments. Payments made will be recorded as a reduction of the liabilities when paid. The debt is allocated on the balance sheet as current and non-current, and the current portion represents amounts estimated to be paid over the next twelve months.

Lease Obligations

Under ASC Topic 842 Leases, the Company determines if an arrangement is a lease at inception of a contract. Leases with an initial term of 12 months or less are not recorded in the balance sheet. Non-lease components associated with lease components in the Company’s lease contracts are treated as a single lease component. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease right-of-use assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. To determine the incremental borrowing rate, the Company uses information including the risk-free interest rate for the remaining lease term, the Company’s implied credit rating, and interest rates of similar debt instruments of entities with comparable credit ratings. The Company recognizes rent expense on a straight-line basis over the lease term, which is allocated on a headcount basis to sales and marketing, technology (exclusive of amortization), and general and administrative costs and expenses in the consolidated statements of operations.

Redeemable Convertible Preferred Stock

The Company applied the guidance in ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and therefore classified the redeemable convertible preferred stock (Note 9), as temporary equity. The redeemable convertible preferred stock was recorded outside of stockholders’ deficit because it includes a redemption provision upon a change of control, which is a deemed liquidation event that is considered outside the Company’s control. The redeemable convertible preferred stock was recorded at its original issue price, net of issuance costs. The Company did not adjust the carrying values to the liquidation price associated with a change of control because a change of control of the Company was not considered probable at the measurement dates. Subsequent adjustments to increase or decrease the carrying values to their respective liquidation prices were to be made only if and when it became probable that such a change of control will occur. On January 30, 2026, the Company completed its IPO upon which each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, and Series D-1 redeemable convertible preferred stock converted into shares of the Company’s Class A common stock or Class B common stock (see Note 9 for additional information).

Common Stock Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (ASC 480), Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company has issued common stock warrants which are equity classified and are recorded at fair value upon the issuance. The Company uses the

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the common stock warrants. Stock volatility is estimated based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The dividend yield is estimated at 0% based on the expected dividend yield as the Company does not anticipate paying any cash dividends in the foreseeable future.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gain (loss) on marketable securities. The financial statements of the Company’s foreign subsidiaries are translated from their functional currency into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average rates of exchange. The resulting gain or loss is included in accumulated other comprehensive loss in the consolidated balance sheets.

Revenue Recognition

See Note 3, Revenue, below for a description of the Company’s revenue recognition policy.

Advertising Costs

Advertising costs are generally expensed as incurred in connection with the requisite service period. Certain advertising production costs are capitalized and expensed when the advertisement first takes place. Advertising expenses were approximately $99,963 and $63,366 for the years ended December 31, 2025 and 2024, respectively. Advertising costs are recorded in sales and marketing expenses in the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company measures compensation expense for all share-based awards based on the estimated fair value of the award on the grant date. The Company’s equity incentive plan provides for the granting of stock options, restricted stock units, and restricted stock awards to employees, consultants, officers, and directors. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock-based awards with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met and record compensation expenses for each vesting tranche for awards subject to graded vesting method.

The Company determines the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model which is impacted by the estimated fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables.

These variables are summarized as follows:

•
Fair value of common stock - Due to the absence of an active market for the Company’s common stock, the fair value of the common stock underlying the Company’s share-based awards is determined by the Company’s board of directors, with input from management and the assistance of a third-party valuation firm. Prior to the Closing of its IPO, because there is no public market for the Company’s stock, the independent third-party valuations have generally been performed annually in accordance with the guidance outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as compensation (AICPA’s Practice Aid). In conducting the valuations, the independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with AICPA’s Practice Aid, including the price paid by investors for the Company’s common and redeemable convertible preferred stock, actual and forecasted operating and financial performance, market conditions, performance of comparable publicly traded companies and transactions of comparable companies, developments and milestones within the Company, the rights, preferences, and privileges of the Company’s common and redeemable convertible preferred stock, and the likelihood and timing of achieving a liquidity event. In determining the fair value of the Company’s common stock, the fair value of the Company’s business was determined using various valuation methods, including combinations of the income approach (discounted cash flow method) and the market approach (public company market-multiple method) with input from the Company. The income approach

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The market approach estimates value based on a comparison of the Company to comparable public companies in a similar line of business.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

From the comparable companies, a representative market-value multiple was determined, which was applied to the Company’s operating results to estimate the enterprise value of the Company. Once the enterprise value was determined under the market approach, the Company derived the equity value of the Company and used the option-pricing model to allocate that value across the various classes of securities to arrive at the fair value of the common stock.

•
Expected volatility - Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
•
Expected term - Expected term represents the period over which the Company anticipates share-based awards to be outstanding. For awards with the standard 90-day exercise period, the Company uses the simplified method to calculate the expected term estimate based on the options’ vesting term and contractual terms. Under the simplified method, the expected life is equal to the average of the share-based award’s weighted-average vesting period and its contractual term. For those awards with an extended post-termination exercise period, the Company calculates the expected term based on the options’ vesting term, tenure of the employee upon grant, and contractual terms.
•
Risk-free interest rate - The risk-free interest rate used is based on the implied yield in effect at the time of grant of U.S. Treasury securities with maturities similar to the expected term of the stock options.
•
Expected dividend yield - The dividend yield is zero as the Company has not declared or paid any dividends to date and does not currently expect to do so in the future.

The Company accounts for forfeitures when they occur.

Income Tax Expense

Income tax expense is determined using the liability method. Under this method, deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates that are applicable in a given year. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Management also considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized.

Adjustments to the valuation allowance are recognized as benefit (expense) in the period in which such determination is made. The calculation of income tax liabilities involves judgment in estimating the impact of uncertainties and complex tax laws. In addition, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on the Company’s financial position and results of operations.

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes.

The Company includes interest and penalties related to tax contingencies in the provision for income taxes in the consolidated statements of operations. There was no such expense recorded during 2025 and 2024.

Fair Value

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The standards also establish a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 5, Fair Value Measurement, for details of the fair value hierarchy and the related inputs used by the Company.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Recently Issued Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU may be applied on a prospective or retrospective application basis and are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company prospectively adopted the standard for the year ended December 31, 2025 and has made the required disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance on measuring expected credit losses using a probabilistic method and a practical expedient for all entities that simplifies the estimation of expected credit losses for current trade accounts receivable and contract assets arising from revenue transactions. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. The Company early adopted the standard for the year ended December 31, 2025 and there was no material impact on its consolidated financial statement disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The updates in this ASU may be applied on a prospective or retrospective application basis and are effective for annual periods beginning after December 15, 2026 and interim reporting beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and expands the existing guidance on capitalizing implementation costs for cloud computing arrangements that are service contracts. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its consolidated financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which provides clarity on current interim disclosure requirements. The guidance is effective for the Company’s fiscal years and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

3. Revenue

Revenue is recognized when control of the promised goods or services is transferred to the customer, in the amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s revenue comes in the form of commissions paid to the Company by insurance carriers for the provision of placement and TPA services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company’s primary customers are the insurance carriers that it contracts with to provide placement and/or TPA services through direct and indirect sales channels, related to consumers and partnerships with insurance agencies, respectively. The Company earns commissions for first year and renewal policies from the insurance carriers for both placement and TPA services. The contracts with the insurance carriers are non-exclusive and can typically be terminated unilaterally by either party. The Company reviews individual contracts to determine the Company’s legal and enforceable rights to renewal commissions upon contract termination when determining variable consideration.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The Company reviews each contract with customers to determine what promises the Company must deliver and which of these promises are capable of being distinct and are distinct in the context of the contract. The delivery of new policyholders to the insurance carriers is the only material promise specified within the contracts. After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier.

The Company’s contracts do not include downstream policyholder activities such as claims support or payment collection services. While the primary promise is the sale of policies, some contracts include the promise to provide TPA services to policyholders on behalf of the insurance carrier such as responding to policyholder inquiries regarding coverage or providing proof of insurance. The Company has reviewed and does not have any material ongoing costs for the provision of insurance placement or TPA services. As a result, for a given policy, the Company’s performance obligation to insurance carriers is met upon the issuance and activation of an insurance policy.

The transaction price is the amount of consideration the Company expects to be entitled to in exchange for transferring promised goods or services to a customer. The transaction price is identified as the first year commission due upon the initial sale of a policy as well as an estimate of renewal commissions. The estimates of renewal commissions are considered variable consideration and require significant judgment including determining the number of periods in which a renewal will occur and the value of those renewal commissions to be received if renewed.

For renewal commissions, the Company utilizes the expected value approach. This approach incorporates a combination of historical lapse and performance of the placed policy, available insurance carrier experience data, historical payment data by distribution channel and insurance carrier to estimate forecasted renewal consideration and constrain revenue recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The uncertainty associated with the variable consideration related to each periodic policy renewal is subsequently resolved when the policy renews, and adjustments in variable consideration are recognized in the period incurred.

The Company recognizes all commissions expected to be received over the expected life of the insurance policy at the policy effective date which is when it has completed its performance obligation for both placement and TPA services. At the policy effective date, the Company applies its management estimate of policyholder persistency; the attrition rate of policy holders who cease to maintain their insurance policy, due to cancellation or mortality, and accrues a persistency reserve based on industry data and our experience in the industry and with different carriers.

The Company continuously evaluates the assumptions and inputs into its calculation of renewal commissions. As a result of these continuous evaluations, the Company recognizes adjustments for revenue from prior periods when the cash collections are different from the estimated constrained renewal commissions. These adjustments are a result of a change in estimate of expected cash collections when actual cash collections differ from the estimated constrained renewal commissions for the revenue recognized at the time of approval. These adjustments can be positive or negative and are recognized using actual experience from policy renewals.

The table below presents revenue disaggregated by product:

	Year Ended December 31,
	2025	2024
Commission revenue
Term life insurance	$262,614	$204,301
Other products	124,994	50,625
Total commission revenue	$387,608	$254,926

Accounts Receivable, Net

Accounts receivable represents either first year or renewal commissions expected to be received on policies that have already been sold or renewed that has been earned but not received from the insurance carrier. Typically, the Company receives commission payments as the insurance carriers receive payments from the underlying policyholders. As these can be on various payment terms such as monthly or quarterly, a receivable is recorded to account for the commission payments where the company has an unconditional right to cash, but has yet to be received from the insurance carriers. The balances of allowance for credit losses were not material as of December 31, 2025 and 2024, and the changes in allowance for credit losses were not material for the years ended December 31, 2025 and 2024.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Accounts Receivable balances are summarized as follows:

Balance as of December 31, 2023	$11,817
Additions from commissions receivable	188,684
Other additions (1)	5,434
Collections	(180,677)
Accounts receivable from the sale of commissions (2)	5,000
Change in allowance for doubtful accounts	45
Balance as of December 31, 2024	$30,303
Additions from commissions receivable	313,972
Other additions (1)	14,516
Collections	(322,312)
Change in allowance for doubtful accounts	19
Balance as of December 31, 2025	$36,498

(1)
Other additions is primarily comprised of amounts arising from revenue that does not flow through commission receivable along with other partnership related amounts.
(2)
Refer to Footnote 8 for additional discussion.

For the fiscal year ended December 31, 2025, the change in accounts receivable presented in the cash flow statement is a net cash outflow of $11.2 million. The change in accounts receivable from December 31, 2024 and December 31, 2025 represents an increase (or net cash outflow) of $6.2 million, which included a cash inflow of $5.0 million related to the sale of commissions receivable received in the year ended December 31, 2025.

For the fiscal year ended December 31, 2024, the change in accounts receivable presented in the cash flow statement is a net cash outflow of $13.6 million. The change in accounts receivable from December 31, 2023 to December 31, 2024 represents an increase (or net cash outflow) of $18.5 million, which included a non-cash increase of $5.0 million related to the sale of commissions receivable.

Commissions Receivable, Net

Commissions receivable are contract assets that represent estimated variable consideration for performance obligations that have been satisfied but payment is not due as the underlying policy has not been renewed yet. The current portion of commissions receivable are future renewal commissions expected to be renewed within one year, while the non-current portion of commissions receivable are expected to be renewed beyond one year. Contract assets are reclassified as accounts receivable when the rights to the renewal commissions become unconditional, which is primarily upon renewal of the underlying policy.

Commissions receivable activities (current and long-term) are summarized as follows:

Balance as of December 31, 2023	$125,158
Commission revenue from activated policies during the period	249,871
Adjustments to commission revenue from policies activated in current period	(3,603)
Net commission revenue from activated policies in period (1)	5,433
Amounts recognized as accounts receivable	(188,684)
Balance as of December 31, 2024	$188,175
Commission revenue from activated policies during the period	382,608
Net commission revenue from activated policies in period (1)	(3,806)
Amounts recognized as accounts receivable	(313,972)
Balance as of December 31, 2025	$253,005

(1)
These amounts reflect our revised estimates of cash collections for certain activated policies prior to the relevant reporting period that are recognized as adjustments to revenue within the relevant reporting period. The net commission revenue from activated policies in prior periods, or the net adjustment revenue, includes both increases as well as reductions in revenue for certain prior period cohorts.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Contract Balances

After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the consolidated balance sheets.

4. Marketable Securities

The Company invests surplus cash in short-term and long-term investments to generate a return until the cash is required to fund the Company’s ongoing operations. As of December 31, 2025, the Company held investments of $93,554, of which $34,876 were classified as short-term investments and $31,468 were classified as long-term investments with $27,210 classified as cash and cash equivalents. As of December 31, 2024, the Company held investments of $103,873, of which $68,279 were classified as short-term investments and $35,002 were classified as long-term investments with $592 classified as cash and cash equivalents. For the years ended December 31, 2025 and 2024, the Company generated $5,831 and $5,599, respectively, in interest income. The Company has classified these investments as available for sale and has reported the investments at fair value.

The cost or amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities was as follows:

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
December 31, 2025	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$9,230	$4	$—	$—	$9,234
Corporate debt securities	44,994	180	(1)	—	45,173
Agency bond	11,935	4	(2)	—	11,937

Total investments	$66,159	$188	$(3)	$—	$66,344

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
December 31, 2024	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$32,564	$12	$(12)	$—	$32,564
Corporate debt securities	48,400	19	(67)	—	48,352
Agency bond	18,405	1	(18)	—	18,388
Municipal bond	3,978	—	(1)	—	3,977

Total investments	$103,347	$32	$(98)	$—	$103,281

The Company examined its securities at each balance sheet date to determine if there was a need to recognize an allowance for credit loss pertaining to these securities. Upon review of all holdings, it was concluded that the unrealized losses on the fixed maturity securities were chiefly attributable to the interest rate environment, rather than the credit quality of the issuers. The Company has no plans to liquidate these investments, and it is unlikely for a necessary sale to occur before the recovery of their amortized cost basis. Therefore, no allowance for credit loss was recognized as of December 31, 2025 and 2024.

The gross unrealized losses and estimated fair values on investments aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position were as follows:

	12 months or greater		Less than 12 months
December 31, 2025	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$(1)	$4,597
Agency bond	—	—	(2)	7,060

Total investments	$—	$—	$(3)	$11,657

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

	12 months or greater		Less than 12 months
December 31, 2024	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
U.S. government bonds	$—	$—	$(12)	$16,184
Corporate debt securities	—	—	(67)	32,852
Agency bond	—	—	(18)	16,139
Municipal bond	—	—	(1)	3,977

Total investments	$—	$—	$(98)	$69,152

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, and unrealized gains and losses on equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact the Company’s net income.

The estimated fair value of debt securities as of December 31, 2025 and 2024, by contractual maturity, were as follows:

December 31, 2025	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,849	$34,876
Due after one year through five years	31,310	31,468

Total investments	$66,159	$66,344

December 31, 2024	Amortized Cost	Estimated Fair Value
Due in one year or less	$68,276	$68,279
Due after one year through five years	35,071	35,002

Total investments	$103,347	$103,281

5. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The accounting guidance for fair value measurements prioritizes valuation methodologies based on the reliability of the inputs in the following three-tier value hierarchy:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Assets and liabilities valued based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

The Company applied the following methods and assumptions in estimating its fair value measurements. The Company’s investments in U.S. Government bonds are classified as Level 1 within the fair value hierarchy given that they are valued based on quoted market prices for identical assets in active markets. Agency bonds, municipal bonds, and corporate bonds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly. Accounts receivable and accounts payable balances approximate fair value due to their generally short-term maturities.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Financial instruments measured at fair value are as follows (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. government bonds	$9,234	$—	$—	$9,234
Corporate debt securities	—	45,173	—	45,173
Agency bond	—	11,937	—	11,937
Total assets measured at fair value on a recurring basis	$9,234	$57,110	$—	$66,344

December 31, 2024	Level 1	Level 2	Level 3	Total
U.S. government bonds	$32,564	$—	$—	$32,564
Corporate debt securities	—	48,352	—	48,352
Municipal bond	—	3,977	—	3,977
Agency bond	—	18,388	—	18,388
Total investments	$32,564	$70,717	$—	$103,281

6. Balance Sheet Components

The Company’s prepaid and other current assets recorded in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Agent advances	$40,294	$22,527
Deferred offering costs	7,241	—
Other assets	7,018	3,543
Total prepaid and other assets	$54,553	$26,070

The components of the Company’s property and equipment, net as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Developed software	$22,535	$18,141
Computer equipment	3,798	2,360
System consulting	141	141
Furniture and fixtures	53	53
Leasehold improvements	7	1
Property and equipment	26,534	20,696
Accumulated depreciation and amortization	(18,345)	(13,272)
Total property and equipment, net	$8,189	$7,424

The Company recorded depreciation and amortization expense related to property and equipment, net, excluding developed software, of $793 and $436 for the years ended December 31, 2025 and 2024, respectively.

The Company capitalized developed software costs of $4,591 and $3,070 for the years ended December 31, 2025 and 2024, respectively. Amortization expense related to developed software costs, included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss), was $4,474 and $5,002 for the years ended December 31, 2025 and 2024, respectively.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The Company’s accrued expenses recorded in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Accrued sales and marketing expenses	$27,761	$14,083
Accrued payroll and compensation	2,890	1,451
Accrued underwriting expenses	2,615	1,577
Accrued professional services expenses	1,004	701
Deferred offering costs payable	934	—
Other accrued expenses	4,020	1,405
Total accrued expenses	$39,224	$19,217

The Company’s other current liabilities recorded in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Persistency reserve liability	$4,879	$12,170
Taxes payable	1,092	1,709
Other current liabilities	50	66
Total other current liabilities	$6,021	$13,945

The persistency reserve liability represents amounts received in excess of revenue recognized related to certain insurance carriers.

7. Commitments and Contingencies

Leases

As of December 31, 2025 and 2024, the Company had operating lease agreements for its office facilities in San Francisco, California, as well as in India, which expire at various dates through November 2028. For its primary operating leases, the Company has the option to extend the lease terms.

In September 2023, Ethos Life Technologies (India) Pvt. Ltd. entered into a lease agreement in Bangalore, Karnataka, India. The lease agreement was canceled as of November 2024 and replaced with a new agreement that expires November 2026. The lease was modified in June 2025 to extend the lease term through April 2027 and expand the leased space. The Company accounted for this amendment as a lease modification. The terms of the lease agreement provide for fixed rental payments on a graduated basis.

In May 2024, the Company entered into a lease agreement in San Francisco, CA. The lease was for the same space leased in 2022, which consisted of 9,079 square feet of office space. The terms of the lease agreement provides for fixed rental payments on a graduated basis and contains an option to extend the terms of the lease.

The components of lease costs, which consist of rent expense for leased office space, during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Fixed operating lease cost	$1,046	$668
Short-term lease cost	69	83
Sublease income	—	(14)
Total lease cost	$1,115	$737

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Supplemental cash flow information related to the Company’s operating leases as well as the weighted-average lease term and discount rate as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$959	$613
Operating lease assets obtained in exchange for new operating lease obligations	$596	$2,663
Weighted-average remaining lease term (years)	2.28	3.26
Weighted-average discount rate	6.00%	6.00%

Future lease payments under the Company’s operating lease agreements as of December 31, 2025 were as follows:

2026	$1,265
2027	794
2028	503
Total future lease payments	2,562
Less interest	(209)
Present value of lease liabilities	$2,353

Contingencies

During 2022 the Company experienced a cyber incident related to its website. The Company did not identify any unauthorized access to or exfiltration of customer data stored on its systems. During the year ended December 31, 2024, the Company reversed a prior accrual of a $2,000 loss contingency related to costs, fees, and potential fines associated with the incident, as prior civil litigation has been resolved and it is more likely than not that no regulatory fine will result.

Letter of Credit

As of December 31, 2025, we had an unsecured letter of credit of $30.0 million with Citizens Bank in favor of two carrier partners. The line of credit cannot be drawn upon in the normal course of business and will only be drawn upon automatically to fund the letter of credit obligation if the carrier partner calls on the letter of credit. If there is a draw on the letter of credit, the Company must reimburse the bank in cash, in immediately available funds, within one business day following notice of such draw from the lender. The letter of credit expires in June 2026. As of December 31, 2025, there were no borrowings outstanding under the senior unsecured letter of credit or the unsecured line of credit.

8. Liabilities Related to Sale of Commissions Receivable

From time to time, the Company has entered into agreements to sell a portion of its commissions receivable. These transactions are accounted for as debt. In December 2024, the Company entered into an agreement with an unaffiliated third-party to sell a portion of its commissions receivable. Specifically, the Company sold the cash flows associated with one carrier that were expected to be collected during renewals years two through ten for policies placed between January 2023 and October 2024 that were in-force as of the date of the sale. If the buyer receives cash payments that satisfy an internal rate of return established in the agreement, the Company has the right to repurchase the remaining commissions receivable. At the time of execution, the transaction was considered a sale of future revenue under U.S. GAAP, and as such, the proceeds of $28,550 were recorded as liabilities related to sale of commissions receivable, with $8,043 recorded in liabilities related to sale of commissions receivable-current and $20,507 recorded in liabilities related to sale of commissions receivable-non-current in the Company’s consolidated balance sheets. From the total proceeds, $23,550 was received during the year ended December 31, 2024, and the remaining $5,000 was received during January 2025.

The aggregate future estimated payments less proceeds received will be recognized as interest expense over the life of the agreement. The Company’s estimated effective annual interest rate was 8.31% and 8.64% for the year ended December 31, 2025 and December 31, 2024, respectively.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The table below shows the activity of the liabilities related to sale of commissions receivable for the years ended December 31, 2025 and 2024:

Liabilities related to sale of commissions receivable Reconciliation
Balance as of December 31, 2023	$6,302
Proceeds from liabilities related to sale of commissions receivable	28,550
Non-cash interest expense	595
Repayment of liabilities related to sale of commissions receivable	(1,902)
Balance as of December 31, 2024	$33,545
Non-cash interest expense	2,666
Repayment of liabilities related to sale of commissions receivable	(11,952)
Balance as of December 31, 2025	$24,259
Less: Liabilities related to sale of commissions receivable-current	11,750
Liabilities related to sale of commissions receivable-non-current	$12,509

9. Stockholders’ Deficit

As of December 31, 2025 and 2024, the Company was authorized to issue two classes of stock: common stock and redeemable convertible preferred stock. The total number of shares that the Company is authorized to issue at December 31, 2025, is 1,040,000 shares of common stock with a par value of $0.0001 and 37,400 of preferred stock with a par value of $0.0001. The total number of shares that the Company is authorized to issue at December 31, 2024, is 62,390 shares of common stock with a par value of $0.0001 and 37,228 of preferred stock with a par value of $0.0001.

The Company has reserved shares of common stock for issuance for the following purposes at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Series A-1 preferred stock	1,996	1,996
Series A-2 preferred stock	3,156	3,156
Series A preferred stock	7,361	7,361
Series B preferred stock	10,371	10,371
Series C preferred stock	6,576	6,576
Series D preferred stock	5,576	5,576
Series D-1 preferred stock	2,192	2,192
Warrants to purchase common stock	548	86
Common stock options outstanding and unvested RSUs	11,587	6,977
Shares available for grant under Equity Plan	474	1,385
Total shares of common stock reserved	49,837	45,676

Common Stock

Each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. As of December 31, 2025 and 2024, 16,647 and 16,032 shares of authorized common stock were issued and outstanding, respectively. The majority of the outstanding common stock has been issued as founder’s stock. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The Company did not hold any shares as treasury shares as of December 31, 2025 and 2024.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

On January 30, 2026, in connection with the closing of its IPO, the Company’s certificate of incorporation was amended and restated to authorize 1,000,000 shares of Class A common stock, par value $0.0001 per share, 40,000 shares of Class B common stock, par value $0.0001 per share, and 20,000 shares of preferred stock, par value $0.0001 per share.

The holders of Class A common stock are entitled to vote on all corporate matters together with the holders of common stock at a ratio of one vote per share. The holders of Class B common stock are entitled to vote on all corporate matters together with the holders of common stock at a ratio of twenty votes per share. Each holder of preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such preferred stock could then be converted. Immediately following the IPO, 30,479 and 32,079 shares of Class A and Class B common stock were outstanding, respectively.

Redeemable Convertible Preferred Stock

A summary of the redeemable convertible preferred stock shares authorized, issued, and outstanding as of December 31, 2025 and 2024 is as follows:

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Balance at December 31, 2025	37,400	37,228	$4	$404,801
Balance at December 31, 2024	37,228	37,228	$4	$404,801

The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on January 30, 2026 all 37,228 shares of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into an aggregate of 18,449 shares and 19,144 shares of the Company’s Class A and Class B common stock after adjusting the conversion ratios of the redeemable convertible preferred stock, respectively, and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company.

Immediately prior to the closing of the IPO, the Company authorized capital stock of a total of 1,060,000 shares, in which 20,000 shares are designated as preferred stock. No shares of redeemable convertible preferred stock were outstanding following the IPO.

Dividends

Holders of the redeemable convertible preferred stock, in preference to the holders of common stock, shall be entitled to receive, but only out of funds that are legally available therefore, cash dividends at the rate of 6% of the applicable original issue price per annum on each outstanding share of preferred stock. The original issue price for Series A-1 is $0.302295 per share, Series A-2 is $0.665315 per share, Series A is $0.782705 per share, Series B is $3.310895 per share, Series C is $9.124325 per share, Series D $36.2236 per share, and Series D-1 $45.6162 per share. Such dividends shall be payable only when, as and if declared by the Board of Directors and shall be non-cumulative. As of December 31, 2025 and 2024, no dividends have been declared.

Liquidation Preference

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (a Liquidation Event), before any distribution or payment shall be made to the holders of any common stock, the holders of redeemable convertible preferred stock shall be entitled to be paid out of the assets of the Company legally available for distribution (or the consideration received by the Company or its stockholders in an acquisition) for each share of redeemable convertible preferred stock held by them, an amount per share of redeemable convertible preferred stock equal to the applicable original issue price plus all declared and unpaid dividends on the redeemable convertible preferred stock. If, upon any such liquidation event, the assets of the Company shall be insufficient to make payment in full to all holders of redeemable convertible preferred stock of the liquidation preference set forth above, then such assets (or consideration) shall be distributed among the holders of redeemable convertible preferred stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Voting Rights

The holders of redeemable convertible preferred stock are entitled to vote on all corporate matters together with the holders of common stock. Each holder of redeemable convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such redeemable convertible preferred stock could then be converted.

Conversion Rights

Each share of redeemable convertible preferred stock shall be convertible, at the option of the holder thereof, into such number of fully paid non-assessable shares of common stock as determined by multiplying the series preferred conversion rate then in effect by the number of shares of series preferred being converted. The conversion rate shall be obtained by dividing the original issue price of the series preferred by the series preferred conversion price. The series preferred conversion price shall initially be the original issue price.

Redemption Rights

The holders of the Company’s redeemable convertible preferred stock have no voluntary rights to redeem shares. A liquidation or winding up of the Company, a change in control, or a sale of substantially all of the Company’s assets would constitute a redemption event, which may be outside of the Company’s control. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity in the consolidated balance sheets.

10. Stock-Based Compensation

The Board of Directors has authorized the 2016 Equity Incentive Plan (the Plan). Under the Plan, the Board of Directors may grant incentive stock awards to employees, and non-statutory stock options to employees, directors and consultants. The Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. During 2023, the plan was amended to allow for a maximum of 12,351 shares of unauthorized or unissued common stock to be available.

For all stock options outstanding as of December 31, 2025 and 2024, the exercise price of the stock options equals the fair value of the stock option on the grant date. The stock options and restricted stock units vest over different lengths of time, but generally over four years, and are subject to forfeiture upon termination of employment prior to vesting. The maximum term for stock options issued to employees under the 2016 Plan is ten years (five years for incentive stock options granted to stockholders owning greater than 10% of all classes.), and they expire ten years from the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. For stock awards with performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met and record compensation expenses for each vesting tranche for awards subject to graded vesting method.

Ethos Technologies Inc. has granted Participant Restricted Stock Units (RSUs) under the Plan, as per the terms specified in the Notice of Restricted Stock Unit Grant, the Plan, and the Restricted Stock Unit Agreement. The conditions for vesting include a service-based requirement and a liquidity event requirement, both of which must be met or the RSUs will lapse without cost to the Company. Under the service-based requirement, RSUs start vesting from the first year anniversary of the vesting commencement date, provided that the participant’s continuous service status is intact, and if terminated, unvested RSUs are forfeited without cost to the Company. The liquidity event requirement is satisfied on the occurrence of the effective date of a Company registration statement for public sale or immediately prior to the closing of a corporate transaction. Upon vesting, the Company will issue one share of common stock for each vested RSU according to a set schedule. The rights granted to the recipient of a restricted stock unit generally accrue over the vesting period. Participants holding restricted stock units are not entitled to any ordinary cash dividends paid by the Company with respect to such shares. The Company does not expect to pay any dividends in the foreseeable future.

Excess tax benefits reflect the total realized value of the Company’s tax deductions from individual stock option exercise transactions and the vesting of restricted stock awards and restricted stock units in excess of the deferred tax assets that were previously recorded. During the years ended December 31, 2025 and 2024, the Company recognized excess tax benefits from stock-based compensation of $4,816 and nil, respectively, within income tax expense in the consolidated

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

statements of operations and comprehensive income (loss) and within cash flows from operating activities in the consolidated statements of cash flows.

The Company’s 2016 Equity Incentive Plan (the “2016 Plan”) provides for granting stock options, restricted stock, and other stock-related and performance awards to employees, and non-statutory stock options to employees, directors and consultants.

In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Incentive Award Plan (the “2026 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2026 Plan, 18,962 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. Additionally, the Company’s board of directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,300 shares of the Company’s Class A common stock.

In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Plan terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms.

The Company capitalized stock-based compensation expense as website and software development costs of $305 and $143 for the years ended December 31, 2025 and 2024, respectively.

Stock Options

The fair value of each stock option award was estimated based on the assumptions below as of the grant date using the Black-Scholes-Merton option pricing model. Expected volatility is based on the historical and implied volatilities of the Company’s own common stock. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term calculation for option awards considers a combination of the Company’s historical and estimated future exercise behavior. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company did not grant any stock options during the years ended December 31, 2025 and 2024.

Stock option awards as of December 31, 2025 and 2024 and changes during the years ended December 31, 2025 and 2024, were as follows:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Exercise Term (Years)
Outstanding at December 31, 2023	1,577	$3.29	$11,284		6.38
Forfeited	(39)	7.15	NM	*	NM	*
Exercised	(72)	2.88	1,250		—
Outstanding at December 31, 2024	1,466	$3.21	$47,531		5.34
Forfeited	(13)	2.97	NM		NM
Exercised	(317)	3.32	10,590		—
Outstanding at December 31, 2025	1,136	$3.18	$20,715		4.38
Vested and expected to vest at December 31, 2025	1,136	$3.18	$20,715		4.38
Exercisable at December 31, 2025	1,136	$3.18	$20,715		4.38

* NM - not meaningful

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the fair value of the common stock and the exercise price, multiplied by the number of in-the-money options) that would have

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

been received by the option holders had all option holders exercised their in-the-money options on each date. This amount will change in future periods based on the fair value of the Company’s stock and the number of options outstanding.

The Company recorded compensation expense for stock options of $1,532 and $3,833 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, all outstanding options were fully vested and there was no unrecognized compensation cost.

On January 29, 2026, 159 fully vested stock options were exercised resulting in issuance of 159 shares of common stock which immediately converted into 159 shares of Class A common stock upon the closing of the IPO. Following the closing of the IPO, there were 977 stock options outstanding.

Restricted Stock Units

Non-vested restricted stock units as of December 31, 2025 and 2024 and changes during the years ended December 31, 2025 and 2024 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2023	4,954	$10.64
Granted	1,047	23.75
Forfeited	(491)	15.19
Vested	—	—
Outstanding at December 31, 2024	5,510	$12.73
Granted	5,403	38.92
Forfeited	(194)	24.30
Vested	(268)	10.76
Outstanding at December 31, 2025	10,451	$26.10

There was no compensation expense related to restricted stock units for the year ended December 31, 2024 due to the related performance triggers not having been met. In February 2025, the performance triggers were lifted for 268 RSUs, the awards were vested and $7,964 was recognized as compensation expense. For the remaining restricted stock units, had the performance triggers been met, compensation expense related to restricted stock units would have been $175,782 for the year ended December 31, 2025, with $90,794 of total unrecognized compensation cost to be recognized over a weighted-average period of 1.92 years. The weighted-average grant date fair value of restricted stock granted during the year ended December 31, 2025 was $38.92, which was determined based on the Company’s stock price at the grant date and assuming no expected dividend payments during the vesting period.

On January 29, 2026, 5,675 restricted stock units meeting both service and performance triggers became vested and released, resulting in the recognition of $181.7 million in compensation cost and net issuance of 3,092 shares of common stock after considering the withholding tax impact, which subsequently converted into 1,980 and 1,112 shares of Class A and Class B common stock, respectively, upon the closing of the IPO. Following the closing of the IPO, 4,804 RSUs remained outstanding including 28 RSUs newly granted in January 2026.

Common Stock Warrants

April 2024 Warrant

In April 2024, the Company issued warrants to a third party to purchase an aggregate of up to 385 shares of common stock at an exercise price of $10.15 per share (“April 2024 Warrant”). The April 2024 Warrant expires in 2027, and 21 warrants vested during the year ended December 31, 2025. The remainder of the shares underlying the April 2024 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. For the year ended December 31, 2025 and 2024, the Company recognized $54 and $200, respectively, related to the issuance of the April 2024 Warrant. The April 2024 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

January 2025 Warrant

In January 2025, the Company issued fully vested warrants to a third party to purchase an aggregate of up to 32 shares of common stock at an exercise price of $0.07 per share (“January 2025 Warrant”). The January 2025 Warrant expires in 2030. In October 2025, all the 32 warrants were exercised and issued as outstanding common stock.

For the year ended December 31, 2025, the Company recognized $1,292, related to the issuance of the January 2025 Warrant.

April 2025 Warrant

In April 2025, the Company issued warrants to a third party to purchase an aggregate of up to 77 shares of common stock at an exercise price of $40.32 per share (“April 2025 Warrant”). The April 2025 Warrant expires in 2027, and 4 warrants vested during the year ended December 31, 2025. The remainder of the shares underlying the April 2025 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. For the year ended December 31, 2025, the Company recognized $46, related to the issuance of the April 2025 Warrant. The April 2025 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

The grant date fair value of the April 2024 Warrant, January 2025 Warrant, and April 2025 Warrant were determined using the Black-Scholes option pricing model using the following assumptions:

	April 2024 Warrant	January 2025 Warrant	April 2025 Warrant
Expected volatility	68.0%	63.6%	64.2%
Expected risk-free interest rate	4.8%	4.3%	3.7%
Expected term (in years)	2.69	2.50	1.73
Expected dividend yield	N/A	N/A	N/A
Fair value	$12.65	$40.25	$14.14

Secondary Sale of Stock

In February 2025, the Company completed a secondary sale of 496 shares of common stock from employees to new investors. The secondary sale price was based on an independent appraisal of the Company’s fair market value.

11. Income Taxes

The Company files income tax returns in the U.S. federal, Singapore, India and various state jurisdictions.

Income before income tax expense for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Domestic source	$74,712	$52,414
Foreign source	1,032	1,522
Income before income tax expense	$75,744	$53,936

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$(190)	$61
State	(238)	743
Foreign	399	393
Total current expense	(29)	1,197
Deferred:
Federal	3,332	3,240
State	1,290	667
Total deferred expense	4,622	3,907
Total expense	$4,593	$5,104

Beginning in the fiscal year ended December 31, 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 2 for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
Income tax expense at U.S. federal statutory tax rate	$15,906	21.0%
State and local income tax, net of federal income tax effect (1)	1,102	1.5%
Foreign tax effects	399	0.5%
Effect of cross-border tax laws
Foreign tax credit	(547)	(0.7)%
Tax credits
Research and development tax credits	(334)	(0.4)%
Changes in valuation allowance	(12,111)	(16.0)%
Nontaxable and nondeductible items
Share-based payment awards	(1,060)	(1.4)%
Other	460	0.6%
Changes in unrecognized tax benefits
Uncertain tax benefit on research and development tax credits	(235)	(0.3)%
Other
True-ups related to prior year adjustments	1,013	1.3%
Total income tax expense	$4,593	6.1%

(1)
The majority of the impact of the state and local taxes line item relates to California, Colorado, Michigan, Minnesota, New Jersey and Texas.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to the income taxes reported in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024:

Year Ended December 31,
2024
Book income before tax	$53,936
Federal tax at statutory rate	21.0%
Stock-based compensation	0.1%
Change in valuation allowance	(18.5)%
State taxes	2.3%
Research and development credits	2.8%
Non-deductible expenses and other	0.1%
Prior year true ups	1.6%
Foreign taxes	0.0%
Adjustments to net operating losses	0.0%
Foreign tax credits	0.0%
Tax expense	$5,104

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$34	$21
Net operating loss carryforwards	65,331	62,001
Asset basis differences	2,239	7,358
Lease liability	586	670
Settlements	357	577
Credit carryforwards	3,584	2,480
Equity based compensation	3,061	2,794
	75,192	75,901
Valuation allowance	(25,724)	(39,699)
Deferred tax assets, net of valuation allowance	49,468	36,202
Deferred tax liabilities:
Other prepaids	(815)	(432)
Right-of-use asset	(544)	(650)
Commission receivable	(56,638)	(39,027)
	(57,997)	(40,109)
Net deferred tax liabilities	$(8,529)	$(3,907)

The Company records a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized. The utilization of deferred tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Management also considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net decrease in the total valuation allowance for the year ending December 31, 2025 was $13,975, primarily from changes in temporary differences and current year pre-tax book income. The net decrease in the total valuation allowance for the year ending December 31, 2024 is $10,603, primarily from the net operating losses generated.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

Year Ended December 31,
2025
Federal taxes paid	$400
States and local taxes paid
California	430
Texas	171
Other	209
Total state and local taxes paid	810
Foreign taxes paid
India	550
Total income taxes paid	$1,760

The Company had the following tax loss and credit carryforwards as of December 31, 2025 and 2024:

	2025	Beginning Year of Expiration
U.S. federal loss carryforwards	$269,993	2036
U.S. state and local loss carryforwards	$158,410	2030
Federal research and development credit	$4,216	2037
State research and development credit	$1,757	Indefinite

	2024	Beginning Year of Expiration
U.S. federal loss carryforwards	$255,959	2036
U.S. state and local loss carryforwards	$146,636	2030
Federal research and development credit	$3,653	2037
State research and development credit	$1,778	Indefinite

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue code. Accordingly, the Company's ability to utilize these carryforwards may be limited as a result of such ownership changes. Such a limitation could result in limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available. Based on ownership changes that have occurred through December 31, 2025, the Company has reduced net operating losses available by $2,600 and research and development tax credits by $1,200. This reduction had no impact on tax expense due to the offsetting impact of the valuation allowance.

The Company’s tax returns are subject to the normal statute of limitations, three years from the filing date for federal income tax purposes. The federal and state statute of limitations generally remain open for years in which tax losses are generated until three years from the year those losses are utilized. Under these rules, the 2016 and later year NOLs of Ethos Technologies Inc. are still subject to audit by the IRS and state and local jurisdictions. The December 31, 2022 and later period Singapore returns of Ethos Singapore Pte Ltd. are subject to exam by the Singapore tax authorities. The March 31, 2023 and later period India returns of Ethos International Holdings LLC are subject to exam by the Indian tax authorities.

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

The following table summarizes the Company’s unrecognized tax benefit activity during the years ended December 31, 2025 and 2024, excluding the related accrual for interest:

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$3,002	$3,383
Additions (reductions) for tax positions taken in prior years	(325)	(515)
Additions for tax positions taken in the current year	309	134
Balance at end of period	$2,986	$3,002

The Company records interest and penalties, if any, as a component of its income tax expense in the consolidated statements of operations and comprehensive income (loss). No interest expense or penalties were recognized during the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on the Company’s income tax expense for the year ended December 31, 2025, nor did it materially change the Company’s effective income tax rate for 2025.

12. Net Income Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. For periods of net loss, basic and diluted earnings per share are the same as the effect of potential common stock is anti-dilutive.

A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Basic net income per share:
Net income attributable to common stockholders (numerator)	$71,151	$48,832
Shares used in computation (denominator):
Weighted-average common shares outstanding	16,490	16,007
Basic net income per share	$4.31	$3.05
Diluted net income per share:
Net income attributable to common stockholders (numerator)	$71,151	$48,832
Shares used in computation (denominator):
Weighted-average common shares outstanding	16,490	16,007
Effect of dilutive securities:
Stock options	1,112	1,274
Redeemable convertible preferred Stock	37,296	37,296
Warrants	130	110
Restricted stock units	3,388	2,913
Weighted-average diluted shares	58,416	57,600
Diluted net income per share	$1.22	$0.85

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

ETHOS TECHNOLOGIES INC.

Notes to Consolidated Financial Statements

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024
Restricted stock units	4,216	122

13. Subsequent Events

On January 30, 2026, the Company completed its initial public offering (the “IPO”) of a total of 10,526 shares of its Class A common stock, including 5,127 shares of Class A common stock offered by the Company and 5,399 shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18,449 and 19,144 shares of the Company’s Class A common stock and Class B common stock, respectively (see Note 9 for additional information).

In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Incentive Award Plan (the “2026 Plan”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Plan terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms. Under the 2026 Plan, 18,962 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, consisting of 13,000 new shares and up to 5,962 shares underlying outstanding awards granted under our 2016 Plan that, after the date the 2026 Plan became effective. Additionally, the Company’s board of directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,300 shares of the Company’s Class A common stock.

There were no other events or transactions requiring disclosure in the accompanying consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except for the enhancement of our accounting policies and procedures to address complex and non-routine accounting transactions, there were no changes, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers and Directors

The following table sets forth information for our executive officers and directors as of February 28, 2026:

Name	Age	Position
Executive Officers
Peter Colis	36	Chief Executive Officer and Chair of our Board of Directors
Lingke Wang	35	President and Director
Christopher Capozzi	48	Chief Financial Officer
Erin Lantz	46	Chief Revenue Officer
Vipul Sharma	47	Chief Technology Officer

Non-Employee Directors
Roelof Botha(1)*	52	Director
Priscilla Hung(2)	59	Director
John Kunze(1)(2)	62	Director
Mark W. Mullin	62	Director
Nathan J. Niparko(3)	39	Director
Khozema Shipchandler(1)	51	Director
William J. Wheeler(3)	64	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.
(3)
Member of the nominating and corporate governance committee.

* Lead Independent Director.

Executive Officers

Peter Colis. Mr. Colis is our co-founder and has served as our Chief Executive Officer and Chair of our board of directors since July 2016. Prior to co-founding Ethos, Mr. Colis served as the Chief Executive Officer of Ovid Corp., an insurance auction platform that was acquired in 2019. Mr. Colis holds a Bachelor of Arts in Philosophy from University of Colorado, Boulder and a Master of Business Administration from Stanford Graduate School of Business. Mr. Colis was selected to serve on our board of directors because of his experience as co-founder and Chief Executive Officer of Ethos as well as his extensive experience with advising and leading technology companies.

Lingke Wang. Mr. Wang is our co-founder and has served as a member of our board of directors since July 2016. Mr. Wang has served as our President since July 2021 and previously served as our Chief Technology Officer from July 2016 to July 2021. Prior to co-founding Ethos, Mr. Wang co-founded and served as the Chief Product and Chief Technology Officer of Ovid Corp., an insurance auction platform that was acquired in 2019, and started his career at Morgan Stanley as an investment banking analyst. Mr. Wang holds a Bachelor of Science in Applied Mathematics, Economics and Mechanical Engineering from Brown University and a Master of Business Administration from Stanford Graduate School of Business. Mr. Wang was selected to serve on our board of directors because of his experience as co-founder and President of Ethos as well as his extensive experience in the insurance technology field and in finance.

Christopher Capozzi. Mr. Capozzi has served as our Chief Financial Officer since April 2025. Prior to Ethos, Mr. Capozzi served as a Partner and Chief Financial Officer at Quiet Capital, an investment management company, from January 2021 to April 2025, where he was responsible for financial oversight, strategic planning and risk management. Previously, Mr. Capozzi served as Advisor and Former Chief Operating Officer and Chief Financial Officer of Achieve, a leading digital personal finance company, from January 2017 to July 2021, and in various executive roles, including Chief Risk Officer, at General Electric from 1999 to 2016. Mr. Capozzi holds a Bachelor of Science in Business Administration from Boston College and a Master of Business Administration from Columbia Business School.

Erin Lantz. Ms. Lantz has served as our Chief Revenue Officer since April 2020. Prior to joining Ethos, Ms. Lantz led the Mortgages business at Zillow Group from July 2010 through October 2019 where she oversaw several functions including product, engineering, sales, marketing, operations and compliance. Earlier, she was a Senior Vice President at Bank of America and an Associate Consultant at the Boston Consulting Group. Ms. Lantz has served on the board of directors of Blend Labs (NYSE: BLND), an origination platform for digital banking, where she chairs the compensation committee and has been a member of the audit committee, since January 2023. She also has served on the board of directors of Meritage Homes Corporation (NYSE: MTH), an energy-efficient residential construction company, where she has been a member of the audit committee, since October 2024. Previously, Ms. Lantz served on the board of directors of TrueCar, Inc. (Nasdaq: TRUE), a digital automotive marketplace, from November 2016 to May 2024, Shelter Acquisition Corp (Nasdaq: SHQA), a special-purpose acquisition company focused on the property technology industry from July 2021 to December 2022 and Washington Federal, Inc. (Nasdaq: WAFD), a bank holding company, from September 2016 to August 2018. Ms. Lantz holds a Bachelor of Arts in Political Science, Philosophy, and Economics from University of Pennsylvania and a Master of Business Administration from Harvard Business School.

Vipul Sharma. Mr. Sharma has served as our Chief Technology Officer since July 2021 and previously served as Vice President of Engineering from January 2019 to June 2021. Prior to Ethos, Mr. Sharma held engineering leadership positions at Indeed.com, an internet job search and recruiting platform, and Eventbrite, an online ticketing platform, and founded Simppler, an employee referral platform that was later acquired. Mr. Sharma holds a Bachelor’s in Computer Science from College of Engineering Roorkee and a Master of Science in Computer Science from University of Houston.

Each executive officer serves at the discretion of our board of directors and holds office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal.

Non-Employee Directors

Roelof Botha. Mr. Botha has served on our board of directors since October 2018. Mr. Botha is a Partner at Sequoia Capital, a venture capital firm, and has been with Sequoia Capital since 2003. Mr. Botha has spent over 25 years building companies in Silicon Valley. From 2000 to 2003, Mr. Botha served in various positions at PayPal, Inc. (Nasdaq: PYPL), an online payments company, including as the chief financial officer. Mr. Botha has served on the board of directors of MongoDB (Nasdaq: MDB) since December 2013, where he serves on the audit committee, Block, Inc. (NYSE: XYZ) (formerly Square, Inc.), a technology company and financial services provider since January 2011, where he serves as the lead independent director and a member of the audit and risk committee and compensation committee, Natera Inc. (Nasdaq: NTRA), a public genetic testing company, since June 2007, where he serves as the lead independent director and a member of the nominating, corporate governance and compliance committee, and Unity Software (NYSE: U), a public video game software development company, since 2009, where he serves on the audit committee, and a number of privately held companies. Mr. Botha previously served on the boards of directors of 23andMe, Inc. (Nasdaq: ME), a personal genetics company, from September 2017 to September 2024, Bird Global, Inc. (NYSE: BRDS), an electric vehicle ridesharing company, from June 2018 to December 2022, and Eventbrite, Inc. (NYSE: EB), a global platform for live experiences, from October 2009 to June 2022. Mr. Botha received his Bachelor of Science in Actuarial Science, Economics, and Statistics from University of Cape Town and a Master of Business Administration from Stanford Graduate School of Business. Mr. Botha was selected to serve on our board of directors because of his experience serving on the boards of public companies as well as his expertise with venture capital and technology companies.

Priscilla Hung. Ms. Hung has served as a member of our board of directors since April 2021. Ms. Hung previously served as a Senior Advisor at Guidewire Software, Inc., a provider of cloud-based software for the property and casualty insurance industry from January 2024 to June 2025. Prior to becoming a Senior Advisor, Ms. Hung held multiple executive roles at Guidewire since 2005, including president and chief operating officer, chief administrative officer, senior vice president of corporate development, vice president of operations, and vice president of corporate development. Prior to joining Guidewire, Ms. Hung held multiple management positions at SAP Ariba, a software and information technology services company, Sun Microsystems, Inc., a manufacturer of computer workstations, servers, and software, and Oracle Corporation, a database and enterprise management company. Ms. Hung has served on the board of Xerox Holdings Corporation (Nasdaq: XRX), a global leader in office systems and production print technology, since May 2024, where she serves on the corporate governance committee and finance committee, Veeva Systems Inc. (NYSE: VEEV), a provider of cloud-based software for the global life sciences industry, since January 2022, where she serves on the audit committee, and Waystar Holding Corp. (Nasdaq: WAY), a leading enterprise healthcare payments company, since February 2024, where she serves on the audit, compliance, and risk committee and talent and compensation committee. Ms. Hung previously served on the board of Vonage Holdings Corp., a cloud communications provider, from 2019 until 2022, when it was acquired by Telefonaktiebolaget LM Ericsson. Ms. Hung holds a Bachelor of Arts degree in Computer Science from Mills College and a Master of Engineering in Operation Research & Industrial Engineering from Cornell University. Ms. Hung was selected to serve on our board of directors because of her experience serving on the boards of financial technology companies as well as her corporate management experience.

John Kunze. Mr. Kunze has served as a member of our board of directors since July 2019. Previously, Mr. Kunze served in various roles at PayPal, Inc. (Nasdaq: PYPL), an online payments company from 2015 to 2023, including most recently as its Senior Vice President, Global Consumer Product and Technology from June 2019 to April 2023. Mr. Kunze served as the Chief Executive Officer of Xoom Corporation, a global online payments service, until its acquisition by PayPal in 2015. Mr. Kunze holds a Bachelor of Arts degree in Economics from Franklin & Marshall College. Mr. Kunze was selected to serve on our board of directors because of his extensive management experience with financial technology companies.

Mark Mullin. Mr. Mullin has served on our board of directors since January 2026. Mr. Mullin has served as Chairman of the Board and as a member of the Risk Committee of Transamerica Corporation, or Transamerica, a life insurance and financial services company, since April 2021. Previously, Mr. Mullin served as President and Chief Executive Officer of Transamerica from January 2009 to April 2021. Mr. Mullin served as a member of the Management Board of Aegon N.V. (NYSE: AEG) from March 2010 to March 2021. Mr. Mullin has spent more than 20 years with Aegon, the parent company of Transamerica, in a variety of senior roles in both the United States and Europe. Mr. Mullin holds a Bachelor of Arts in English and Literature from LaSalle University and a Master of Finance degree from Loyola University Maryland. Mr. Mullin was selected to serve on our board of directors because of his experience across the insurance and financial services industries.

Nathan J. Niparko. Mr. Niparko has served as a member of our board of directors since October 2018. Since 2011, Mr. Niparko has served as a partner at Accel, a venture capital firm. He also serves on the boards of directors of various private companies. Mr. Niparko holds Bachelor’s Degrees in Economics and Engineering from Dartmouth College, and a Master of Business Administration from Stanford University Graduate School of Business. Mr. Niparko was selected to serve on our board of directors because of his experience advising financial technology, cloud, and software services companies.

Khozema Shipchandler. Mr. Shipchandler has served as a member of our board of directors since July 2021. Mr. Shipchandler has served as the Chief Executive Officer of Twilio, Inc. (NYSE: TWLO), a leading cloud communications company, since January 2024. Prior to that, Mr. Shipchandler served as Twilio’s President from March 2023 to January 2024, as Chief Operating Officer from 2021 to 2023, and as Chief Financial Officer from 2018 to 2021. From 2015 to 2018, Mr. Shipchandler served as Chief Financial Officer and Executive Vice President of Corporate Development at GE Digital, an operational technology and infrastructure software company that is a division of General Electric, a multinational conglomerate. From 1996 to 2015, Mr. Shipchandler served in various executive roles at General Electric, including as Chief Financial Officer, Middle East, North Africa and Turkey from 2011 to 2013. Mr. Shipchandler previously served on the board of directors of Smartsheet Inc., an enterprise software company, from June 2023 to January 2025. Mr. Shipchandler holds a Bachelor of Arts degree in Biology and English from Indiana University Bloomington. Mr. Shipchandler was selected to serve on our board of directors because of his management experience at multiple global technology companies.

William J. Wheeler. Mr. Wheeler has served on our board of directors since July 2025. Mr. Wheeler has served on the board of directors of Evercore Inc. (NYSE: EVR), a premier global independent investment banking advisory firm, since February 2015, where he serves as chair of the audit committee and as a member of the compensation committee. Mr. Wheeler previously served as the Vice Chairman of Athene Holding Ltd. (NYSE: ATH-PA), a leading retirement services company and a subsidiary of Apollo Global Management, Inc., from April 2022 to February 2025 and as President from September 2015 to March 2022. Prior to joining Athene, Mr. Wheeler was President of the Americas group for MetLife Inc. (NYSE: MET) from September 2011 to August 2015, where he oversaw the insurance and retirement business in the United States and Latin America. Previously, Mr. Wheeler had been Executive Vice President and Chief Financial Officer at MetLife. Prior to joining MetLife, Mr. Wheeler was an investment banker at Donaldson, Lufkin & Jenrette. Mr. Wheeler holds a Bachelor of Arts degree from Wabash College, where he is the Chairman of its board of trustees, and a Master of Business Administration from Harvard Business School. Mr. Wheeler was selected to serve on our board of directors because of his deep expertise across insurance, retirement services and investment banking.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Certain members of our board of directors were elected pursuant to the provisions of a voting agreement, as amended, which terminated upon the closing of our initial public offering. , Our directors were elected as follows:

•
Mr. Botha was elected as the designee nominated by holders of our Series A redeemable convertible preferred stock;

•
Mr. Niparko was elected as the designee nominated by holders of our Series B convertible redeemable preferred stock; and
•
Messrs. Colis, Wang, Kunze, Mullin, Shipchandler and Wheeler and Ms. Hung were elected as the independent designees nominated by holders of our common stock.

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of nine directors. Our amended and restated certificate of incorporation provides that the number of directors will be fixed by our board of directors. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation, or removal. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
the Class I directors will be Peter Colis, Priscilla Hung, and Mark W. Mullin and their terms will expire at our annual meeting of stockholders to be held in 2027;
•
the Class II directors will be Lingke Wang, Nathan J. Niparko, and William J. Wheeler and their terms will expire at our annual meeting of stockholders to be held in 2028; and
•
the Class III directors will be Roelof Botha, John Kunze, and Khozema Shipchandler and their terms will expire at our annual meeting of stockholders to be held in 2029.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Lead Independent Director

Our corporate governance guidelines provides that one of our independent directors serves as our Lead Independent Director. Our board of directors has appointed Roelof Botha to serve as our Lead Independent Director. The Lead Independent Director is responsible for presiding over each executive session of non-management directors in which those directors meet without management participation and perform other duties as our board of directors may determine from time to time.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our audit committee consists of Khozema Shipchandler, Roelof Botha and John Kunze. The chairperson of our audit committee is Mr. Shipchandler. Our board of directors has determined that each member of our audit committee satisfies the independence requirements under the listing standards of Nasdaq and Rule 10A-3(b)(1) under the Exchange Act. Our board of directors has determined that Mr. Shipchandler is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of our audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•
helping our board of directors oversee our corporate accounting and financial reporting processes;

•
managing the selection, engagement, compensation, qualifications, independence, and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements and the effectiveness of our internal control over financial reporting, when required;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end results of operations;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing and approving any material related party transactions;
•
reviewing and discussing with management and the independent registered public accounting firm our guidelines and policies on risk assessment and risk management, including financial risk, cybersecurity risk, and any other identified operational risks;
•
approving or, as permitted, pre-approving, audit, review, and attest services and permissible non-audit services to be performed by the independent registered public accounting firm and the related fees; and
•
preparing the audit committee report that the SEC requires in our annual proxy statement.

Our audit committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Compensation Committee

Our compensation committee consists of John Kunze and Priscilla Hung. The chairperson of our compensation committee is Mr. Kunze. Our board of directors has determined that each member of our compensation committee is independent under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans, and programs, and to review and determine or recommend to our board of directors for approval, as applicable, the compensation to be paid to our executive officers, directors, and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

•
reviewing and recommending to the independent members of our board of directors the compensation of our chief executive officer and approving the compensation of other senior executives that may be designated by our board of directors for review by our compensation committee;
•
in consultation with our chief executive officer, reviewing and approving the compensation of our other executive officers;
•
reviewing and recommending to our board of directors the compensation of our non-employee directors;
•
administering our equity incentive plans and other benefit programs;
•
reviewing, interpreting, adopting, amending, and terminating our incentive compensation and equity plans, severance agreements, bonus plans, change of control protections, and any other compensatory arrangements for our executive officers and other senior management; and
•
reviewing and establishing general policies and programs relating to compensation and benefits of our employees, including our overall compensation philosophy.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of William J. Wheeler and Nathan J. Niparko. The chairperson of our nominating and corporate governance committee is Mr. Wheeler. Our board of directors has determined that each member of our nominating and corporate governance committee is independent under the listing standards of Nasdaq.

Specific responsibilities of our nominating and corporate governance committee include:

•
identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•
considering and making recommendations to our board of directors regarding the composition and chairpersons of the committees of our board of directors;
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•
overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq.

Code of Conduct

We maintain a Code of Conduct that is applicable to all our employees, executive officers and directors. Our Code of Conduct is available on our Investor Relations website at investors.ethos.com under “Governance – Documents and Charters.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference into this Annual Report the information on or accessible through our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. Pursuant to our Insider Trading Policy, it is the Company’s policy to comply with applicable laws and regulations relating to insider trading when engaging in transactions in the Company’s securities. Additionally, pursuant to our Insider Trading Policy, our directors, executive officers, employees, and their designees may not hedge their ownership of our stock, including but not limited to trading in options, puts, calls, or other derivative and they may not purchase our stock on margin, borrow against our stock held in a margin account, or pledge our stock as collateral for a loan. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2025. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2025, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

•
Peter Colis, our Chief Executive Officer;
•
Vipul Sharma, our Chief Technology Officer; and
•
Kunal Mehta, our Senior Vice President, Finance

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by, or paid to our named executive officers during the years ended December 31, 2024 and 2025.

Name	Year	Salary ($)	Bonus ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Total ($)
Peter Colis	2025	383,333	—	—	87,502	472,861
Chief Executive Officer and Director	2024	300,000	—	—		300,000
Vipul Sharma(1)
Chief Technology Officer	2025	400,000	—	—	100,993	500,993
Kunal Mehta	2025	400,000	—	—	100,993	500,993
Senior Vice President, Finance	2024	394,792	5,000	—	108,738	508,530

(1)
Mr. Sharma was not a named executive officer for 2024, and, accordingly, compensation information for Mr. Sharma is not included in this table for 2024.
(2)
During the year ended December 31, 2025, Mr. Colis was granted an RSU award under our 2016 Plan, subject to a service-based vesting requirement and a liquidity event vesting condition. As of the applicable grant date and December 31, 2025, we had not recognized stock-based compensation expense for this award because achievement of the liquidity event vesting condition was not deemed probable as of any such date. As a result, no value is included in the table for this award. Assuming achievement of the liquidity event vesting condition, the aggregate grant date fair value of the RSU award for Mr. Colis was $75,926,796, computed in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the RSU award are set forth in Note 13, “Stock-Based Compensation” to our consolidated financial statements included elsewhere in this prospectus. This amount does not necessarily correspond to the actual value that may be realized by Mr. Colis. See the section titled “—Equity-Based Incentive Awards” below for additional information.
(3)
Amounts reported in this column represent total cash bonuses earned by our named executive officers based on achievement of corporate performance goals as determined by our compensation committee for the year ended December 31, 2025, as described below under “—Narrative to the Summary Compensation Table—Annual Performance-Based Bonus Opportunity.”

Narrative to the Summary Compensation Table

Historically, our board of directors has been responsible for overseeing all aspects of our executive compensation programs. In making compensation determinations, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company.

Our board of directors has historically determined our executive officers’ compensation and has typically reviewed and discussed management’s proposed compensation with our Chief Executive Officer for all executives other than our Chief Executive Officer. Based on those discussions and its discretion, our board of directors has then approved the compensation of each executive officer.

Annual Base Salary

Base salaries for our executive officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such named executive officer’s experience, qualifications, scope of responsibilities, and competitive market compensation paid by other companies for similar positions within the industry and geography. Base salaries are reviewed periodically, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

The 2025 annual base salaries for our named executive officers are set forth in the table below.

Name	Base Salary ($)
Peter Colis	400,000
Vipul Sharma	400,000
Kunal Mehta	400,000

Annual Performance-Based Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined performance goals and to reward our executives for individual achievement towards these goals. The performance-based bonus each executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that our board of directors or compensation committee establishes.

For the year ended December 31, 2025, our named executive officers were each eligible to receive a bonus at an annual target of $100,000, respectively. Our corporate performance objectives for the year ended December 31, 2025 related to the achievement of certain financial metrics.

In connection with our initial public offering, we adopted an Employee Incentive Compensation Plan, or the Bonus Plan. The Bonus Plan provides for the grant of such performance-based cash bonuses to our named executive officers going forward.

Equity-Based Incentive Awards

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our executives and our stockholders. We believe that our equity awards are an important retention tool for our executives as well as for our other employees.

In May 2025, our Chief Executive Officer was granted an RSU award covering 1,854,134 shares of our common stock under the 2016 Plan. Vesting of the RSU award is subject to satisfaction of both a service-based vesting requirement and a liquidity event vesting condition. The service-based vesting requirement is satisfied as to 50% of the RSUs on the date of grant, and 3.125% of the RSUs vest on each quarterly vesting date thereafter, subject to Mr. Colis’ continued service to us through each applicable vesting date. The liquidity event requirement will be satisfied with respect to any then-outstanding RSUs upon the earliest to occur of: (i) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the our common stock to the public, whether pursuant to an initial public offering of our common stock or by a direct listing of the our common stock, or (ii) immediately prior to the closing of a corporate transaction, as defined in our 2016 Plan. The liquidity event requirement were satisfied in connection with our initial public offering. No other equity awards were granted to our named executive officers during the year ended December 31, 2025.

Historically, we have granted RSU awards and stock option awards subject to service-based, liquidity event-based, and/or market-based conditions. Grants to our executives and other employees are made at the discretion of our compensation committee and are not made at any specific time period during a year. Prior to the closing of this offering, all of the equity awards we granted were made pursuant to our 2016 Plan, the terms of which are described below under “—Employee Benefit and Stock Plans.” The terms of equity awards granted to our named executive officers in the year ended December 31, 2025 are described below under “—Outstanding Equity Awards at Fiscal Year End.”

Agreements with Our Named Executive Officers

We entered into confirmatory offer letters with each of our named executive officers, which provide for an annual base salary, bonus opportunity, and standard employee benefits generally available to our employees. Each of our named executive officers is employed at-will. Additionally, each of our named executive officers entered into participation agreements under the Ethos Technologies Inc. Severance Plan, or the Severance Plan, providing for severance benefits as discussed below under “—Potential Payments and Benefits upon Termination or Change in Control.”

Potential Payments and Benefits upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his or her term of service, including unpaid salary and unused vacation.

Each of our named executive officers is eligible to receive benefits under the terms of our Severance Plan, which was approved on May 23, 2025 and amended and restated on October 10, 2025. The Severance Plan provides for severance benefits to the named executive officers upon certain terminations of employment.

Upon a covered termination (as defined below), each of our named executive officers is entitled to a lump sum payment equal to a portion of their base salary (12 months for Mr. Colis and 6 months for each of Messrs. Sharma and Mehta) and payment of COBRA premiums (12 months for Mr. Colis and 6 months for each of Messers. Sharma and Mehta).

Upon a covered CIC termination (as defined below), each of our named executive officers is entitled to a lump sum payment equal to a portion of their base salary (18 months for Mr. Colis and 12 months for each of Messrs. Sharma and Mehta), a lump sum payment equal to a percentage of their annual target cash bonus (150% for Mr. Colis and 100% for each of Messrs. Sharma and Mehta), payment of COBRA premiums (18 months for Mr. Colis and 12 months for each of Messrs. Sharma and Mehta) and accelerated vesting of 100% of the then-unvested portion of their equity awards that vest based solely on continuous service. All severance benefits under the Severance Plan are subject to the executive’s execution of an effective release of claims against us.

For purposes of the Severance Plan, a “covered termination” is an involuntary termination without “cause” (as defined in the Severance Plan) (and not as a result of death or disability), and a “covered CIC termination” is an involuntary termination without “cause” (and not as a result of death or disability) or a resignation for “good reason” (as defined in the Severance Plan), in any case that occurs during the period of time beginning three months prior to, and ending 12 months following, a “change in control,” as defined in the Severance Plan.

Each of our named executive officers’ outstanding equity awards are further subject to the terms of our 2016 Plan and the applicable award agreement thereunder. A description of the termination and change in control provisions in our 2016 Plan and awards granted thereunder is provided below under “—Employee Benefit and Stock Plans,” and a description of the vesting provisions of each equity award held by our named executive officers which is outstanding and unvested as of December 31, 2025 is provided below under “—Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End

The following table presents the outstanding equity awards held by each named executive officer as of December 31, 2025.

			Option Awards(1)				Stock Awards(1)
Name and Principal Position	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Peter Colis
Chief Executive Officer	5/27/2025	5/15/2025					1,854,134	(3)	39,697,008
Vipul Sharma	1/23/2019	1/21/2019	131,377	—	0.84	2/14/2030
Chief Technology Officer	7/6/2020	7/1/2020	17,871	—	2.98	7/5/2030
	6/20/2022	2/15/2022					28,571	(4)	611,705
	8/5/2022	8/15/2021					54,771	(5)	1,172,647
	8/29/2022	8/15/2022					14,286	(4)	305,863
	5/2/2023	2/15/2023					257,908	(4)	5,521,810
	11/2/2023	2/15/2024					363,348	(4)	7,779,281
Kunal Mehta	6/20/2022	2/15/2022					19,689	(4)	421,541
Senior Vice President, Finance	8/5/2022	8/15/2021					86,786	(4)	1,858,088
	8/29/2022	8/15/2022					28,571	(4)	611,705
	5/2/2023	2/15/2023					113,214	(4)	2,423,912
	11/2/2023	8/15/2023					211,953	(4)	4,537,914

(1)
All equity awards listed in this table were granted pursuant to our 2016 Plan, the terms of which are described below under “—Employee Benefit and Stock Plans—2016 Equity Incentive Plan.” The equity awards are subject to acceleration upon certain events as described in the section titled “—Narrative to the Summary Compensation Table—Potential Payments and Benefits upon Termination or Change of Control.”
(2)
Amounts reported represent the fair value of our common stock of $21.41 per share as of December 31, 2025 as determined by our compensation committee in good faith, pursuant to authority from our board of directors.
(3)
The RSUs vest on the first date upon which both a service-based condition and liquidity event-based condition are satisfied. The service-based condition is satisfied as to 50% of the RSUs on the vesting commencement date, and the remaining RSUs vest in 16 equal quarterly installments thereafter, subject to the named executive officer’s continued service to us through each applicable vesting date. The liquidity event-based condition will be satisfied in connection with the closing of this offering.
(4)
The RSUs vest on the first date upon which both a service-based condition and liquidity event-based condition are satisfied. The service-based condition is satisfied as to 6.25% of the RSUs on the three-month anniversary of the vesting commencement date, and the remaining RSUs vest in 15 equal quarterly installments thereafter, subject to the named executive officer’s continued service to us through each applicable vesting date. The liquidity event-based condition will be satisfied in connection with the closing of this offering.
(5)
The RSUs vest on the first date upon which both a service-based condition and liquidity event-based condition are satisfied. The service-based condition is satisfied as to 25% of the RSUs on the one-year anniversary of the vesting commencement date, and the remaining RSUs vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service to us through each applicable vesting date. The liquidity event-based condition will be satisfied in connection with the closing of this offering.

Other Compensation and Benefits; Perquisites

All of our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability, and accidental death and dismemberment insurance plans, in each case, on the same basis as all of our other employees. We do not provide perquisites or personal benefits to our named executive officers.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2025.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2025.

401(k) Plan

We maintain a 401(k) plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to make pre-tax and after-tax contributions of eligible compensation up to certain Code limits, which are updated annually. We have the ability to make matching and discretionary contributions to the 401(k) plan. The 401(k) plan is intended to be qualified under Section 401(a) Internal Revenue Code of 1986, as amended, or the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made and pre-tax contributions and earnings on pre-tax and after-tax contributions are not generally taxable to the employees until withdrawn or distributed from the 401(k) plan.

Clawback Policy

We maintain a compensation recovery policy that is compliant with the SEC rules and applicable stock exchange listing rules, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Employee Benefit and Stock Plans

2026 Equity Incentive Plan

In September 2025, our board of directors adopted, and our stockholders approved, our 2026 Equity Incentive Plan, or 2026 Plan. The 2026 Plan became effective on January 28, 2026. Our 2026 Plan is a successor to our 2016 Equity Incentive Plan, as amended, or 2016 Plan. No further grants can be made under our 2016 Plan.

Types of Awards. Our 2026 Plan provides for the grant of incentive stock options, or ISOs to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of our affiliates.

Authorized Shares. Initially, the maximum number of shares of our common stock that may be issued under our 2026 Plan will not exceed 18,962,327 shares, which is the sum of (i) 13,000,000 new shares, plus (ii) up to 5,962,327 shares of our Class A common stock subject to outstanding stock awards granted under our 2016 Plan that, on or after the 2026 Plan became effective, expire or otherwise terminate prior to exercise or settlement; are not issued because the stock award is settled in cash; are forfeited or repurchased because of the failure to vest; or are reacquired or withheld to satisfy a tax withholding obligation or the purchase or exercise price if any, as such shares becomes available from time to time. In addition, the number of shares of our common stock reserved for issuance under our 2026 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2027 through January 1, 2036, in an amount equal to 5% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of shares of our common stock that may be issued on the exercise of ISOs under our 2026 Plan is 39,000,000.

Shares subject to stock awards granted under our 2026 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under our 2026 Plan. Additionally, shares become available for future grant under our 2026 Plan if they were issued stock awards under our 2026

Plan and we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award.

Plan Administration. Our board of directors, or a duly authorized committee of our board of directors, administers our 2026 Plan. Our board of directors may delegate concurrent authority to administer our 2026 Plan to our compensation committee under the terms of our compensation committee’s charter. We sometimes refer to our board of directors, or the applicable committee with the power to administer our equity incentive plans, as the administrator. The administrator may also delegate to one or more persons or bodies the authority to (i) designate employees (other than officers) to receive specified awards, and (ii) determine the number of shares subject to such awards. Such persons or bodies may not grant a stock award to themselves and neither our board nor any committee may delegate to any person or body (who is not a member of our board or such body that is not comprised solely of members of our board) the authority to determine the fair market value of our common stock for purposes of the 2026 Plan.

The administrator has the authority to determine the terms of awards, including recipients, the exercise, purchase or strike price of awards, if any, the number of shares subject to each award, the fair market value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise or settlement of the award and the terms of the award agreements for use under our 2026 Plan.

In addition, subject to the terms of the 2026 Plan, the administrator also has the power to modify outstanding awards under our 2026 Plan, including the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any materially adversely affected participant.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the administrator. The administrator determines the exercise price for stock options, within the terms and conditions of the 2026 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2026 Plan vest at the rate specified in the stock option agreement as determined by the administrator.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant; and (ii) the option is not exercisable after the expiration of five years from the date of grant.

Restricted Stock Unit Awards. RSUs are granted under restricted stock unit award agreements adopted by the administrator. RSUs may be granted in consideration for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. An RSU may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the restricted stock unit agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services to us, or any other form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. The administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of our common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation grant agreements adopted by the administrator. The administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the 2026 Plan vests at the rate specified in the stock appreciation right agreement as determined by the administrator.

Performance Awards. The 2026 Plan permits the grant of performance-based stock and cash awards. The administrator may structure awards so that the shares of our stock, cash, or other property will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. The performance criteria that will be used to establish such performance goals may be based on any one of, or combination of, the following as determined by the administrator: earnings (including earnings per share and net earnings); earnings before interest, taxes, and depreciation; earnings before interest, taxes, depreciation and amortization; total stockholder return; return on equity or average stockholder’s equity; return on assets, investment, or capital employed; share price; margin (including gross margin); income (before or after taxes); operating income; operating income after taxes; pre-tax profit; operating cash flow; sales or revenue targets; increases in revenue or product revenue; expenses and cost reduction goals; improvement in or attainment of working capital levels; economic value added (or an equivalent metric); market share; cash flow; cash flow per share; share price performance; debt reduction; customer satisfaction; stockholder’s equity; capital expenditures; debt levels; operating profit or net operating profit; workforce diversity; growth of net income or operating income; billings; financing; regulatory milestones; stockholder liquidity; corporate governance and compliance; intellectual property; personnel matters; progress of internal research; progress of partnered programs; partner satisfaction; budget management; partner or collaborator achievements; internal controls, including those related to the Sarbanes-Oxley Act of 2002; investor relations, analysts, and communication; implementation or completion of projects or processes; employee retention; number of users, including unique users; strategic partnerships or transactions (including in-licensing and out-licensing of intellectual property); establishing relationships with respect to the marketing, distribution, and sale of our products; supply chain achievements; co-development, co-marketing, profit sharing, joint venture, or other similar arrangements; individual performance goals; corporate development and planning goals; and other measures of performance selected by the administrator.

The performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, we will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (a) to exclude restructuring and/or other nonrecurring charges; (b) to exclude exchange rate effects; (c) to exclude the effects of changes to generally accepted accounting principles; (d) to exclude the effects of any statutory adjustments to corporate tax rates; (e) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (f) to exclude the dilutive effects of acquisitions or joint ventures; (g) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (h) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (i) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (j) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (k) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles. In addition, we retain the discretion to reduce or eliminate the compensation or economic benefit due upon attainment of the goals. The performance goals may differ from participant to participant and from award to award.

Other Stock Awards. The administrator may grant other awards based in whole or in part by reference to our common stock. The administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Non-Employee Director Compensation Limit. The aggregate value of all compensation granted or paid to any non-employee director with respect to any calendar year that begins after December 31, 2026, including stock awards granted and cash fees paid by us to such non-employee director, will not exceed $750,000 in total value, or in the event such non-employee director is first appointed or elected to the board during such calendar year, $1,000,000 in total value (in each case, calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes).

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (i) the class and maximum number of shares reserved for issuance under the 2026 Plan, (ii) the class and maximum number of shares by which the share reserve may increase automatically each year, (iii) the class and maximum number of shares that may be issued on the exercise of ISOs, and (iv) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. The following applies to stock awards under the 2026 Plan in the event of a corporate transaction, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the administrator at the time of grant.

In the event of a corporate transaction, any stock awards outstanding under the 2026 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the transaction (contingent upon the effectiveness of the transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the transaction). With respect to performance awards with multiple vesting levels depending on performance level, unless otherwise provided by an award agreement or by the administrator, the award will accelerate at 100% of target. If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then with respect to any such stock awards that are held by persons other than current participants, such awards will terminate if not exercised (if applicable) prior to the effective time of the transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the transaction. The administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants.

In the event a stock award will terminate if not exercised prior to the effective time of a transaction, the administrator may provide, in its sole discretion, that the holder of such stock award may not exercise such stock award but instead will receive a payment equal in value to the excess (if any) of (i) the value of the property the participant would have received upon the exercise of the stock award over (ii) any exercise price payable by such holder in connection with such exercise.

Under our 2026 Plan, a corporate transaction is defined to include the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) a sale or disposition of all or substantially all of our assets; (ii) a sale or disposition of more than 50% of our outstanding securities; (iii) a merger, consolidation or similar transaction where we do not survive the transaction; and (iv) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder.

Change in Control. In the event of a change in control, as defined under our 2026 Plan, awards granted under our 2026 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement.

Under the 2026 Plan, a change in control is defined to include: (i) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock; (ii) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity); (iii) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders; and (iv) an unapproved change in the majority of the board of directors.

Transferability. A participant may not transfer stock awards under our 2026 Plan other than by will, the laws of descent and distribution, or as otherwise provided under our 2026 Plan.

2026 Plan Amendment or Termination. Our board of directors has the authority to amend, suspend, or terminate our 2026 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board of directors adopted our 2026 Plan. No stock awards may be granted under our 2026 Plan while it is suspended or after it is terminated.

2026 Employee Stock Purchase Plan

Our board of directors adopted, and our stockholders approved, our 2026 Employee Stock Purchase Plan, or 2026 ESPP in September 2025. The 2026 ESPP became on January 28, 2026. The purpose of the 2026 ESPP is to secure and retain the services of new employees, to retain the services of existing employees, and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. Our 2026 ESPP includes two components. One component is designed to allow eligible U.S. employees to purchase our shares of Class A common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. The other component permits the grant of purchase rights that do not qualify for such favorable tax treatment in order to allow deviations necessary to permit participation by eligible employees who are foreign nationals or employed outside of the U.S. while complying with applicable foreign laws.

Share Reserve. The 2026 ESPP authorizes the issuance of 1,300,000 shares of our Class A common stock under purchase rights granted to our employees or to employees of any of our designated affiliates. The number of shares of our Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year for a period of up to ten years beginning on January 1, 2027 and ending on (and including) January 1, 2036, by the lesser of (i) 1% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of the automatic increase, and (ii) 2,600,000 shares; provided that before the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of the date hereof, no shares of our Class A common stock have been purchased under the 2026 ESPP.

Plan Administration. Our board of directors, or a duly authorized committee thereof, administers our 2026 ESPP. Our board may delegate concurrent authority to administer the 2026 ESPP to our compensation committee under the terms of the compensation committee’s charter. The 2026 ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of our common stock on specified dates during such offerings. Under the 2026 ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering under the 2026 ESPP may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, are eligible to participate in the 2026 ESPP and to contribute, normally through payroll deductions, up to a maximum percentage of their earnings (as defined in the 2026 ESPP) or up to a set dollar amount for the purchase of our common stock under the 2026 ESPP. Unless otherwise determined by our board of directors, common stock will be purchased for the accounts of employees participating in the 2026 ESPP at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of our common stock on the first date of an offering; or (ii) 85% of the fair market value of a share of our common stock on the date of purchase.

Limitations. Employees may have to satisfy one or more of the following service requirements before participating in the 2026 ESPP, as determined by our board of directors, including: (i) customary employment with us or one of our affiliates for more than 20 hours per week and more than five months per calendar year; or (ii) continuous employment with us or one of our affiliates for a minimum period of time (not to exceed two years). No employee may purchase shares under the 2026 ESPP at a rate in excess of $25,000 worth of our common stock based on the fair market value per share of our common stock at the beginning of an offering for each year such a purchase right is outstanding. Finally, no employee will be eligible for the grant of any purchase rights under the 2026 ESPP if immediately after such rights are granted, such employee has voting power over 5% or more of our outstanding capital stock measured by vote or value under Section 424(d) of the Code.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure, or similar transaction, the board of directors will make appropriate adjustments to: (i) the number of shares reserved under the 2026 ESPP; (ii) the maximum number of shares by which the share reserve may increase automatically each year; (iii) the number of shares and purchase price of all outstanding purchase rights; and (iv) the number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions. In the event of certain significant corporate transactions, including the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) a sale of all or substantially all of our assets; (ii) a sale or disposition of more than 50% of our outstanding securities; (iii) a merger or consolidation where we do not survive the transaction; and (iv) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the 2026 ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue, or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of our common stock within ten business days before such corporate transaction, and such purchase rights will terminate immediately after such purchase.

2026 ESPP Amendment or Termination. Our board of directors has the authority to amend or terminate our 2026 ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our 2026 ESPP as required by applicable law or listing requirements.

2016 Equity Incentive Plan

Our board of directors and stockholders adopted the 2016 Plan in July 2016. It was most recently amended in October 2023. The 2016 Plan provides for the grant of ISOs to employees, including employees of any parent or subsidiary, and for the grant of NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of stock awards to employees, directors and consultants, including employees and consultants of our affiliates. No further grants will be made under the 2016 Plan. Any outstanding stock awards granted under the 2016 Plan will remain subject to the terms of the 2016 Plan and applicable award agreements.

As of December 31, 2025, stock options to purchase 1,136,063 shares of our common stock remained outstanding under the 2016 Plan and 473,635 shares of our common stock remained available for future issuance under the 2016 Plan. In the event that an outstanding stock option or other stock award for any reason expires or is canceled, the shares allocable to such stock award will be added to the number of shares then available for issuance under the 2026 Plan. Further, any shares remaining available for issuance under the 2016 Plan when the 2026 Plan became effective became available for issuance under the 2026 Plan.

Plan Administration. Our board of directors, or a duly authorized committee of our board of directors to which the board delegates its administrative authority, administers the 2016 Plan and is referred to as the “plan administrator” herein. Under the 2016 Plan, the plan administrator has the authority to, among other things, determine who will be granted stock awards, to determine the terms and conditions of each stock award (including the number of shares subject to the stock award, when the stock award will vest and, as applicable, become exercisable), to accelerate the time(s) at which a stock award may vest or be exercised, and to construe and interpret the terms of the 2016 Plan and stock awards granted thereunder.

Under the 2016 Plan, the plan administrator also generally has the authority to effect, with the consent of any adversely affected participant, (i) the reduction of the exercise, purchase, or strike price of any outstanding stock award; (ii) the cancellation of any outstanding stock award and the grant in substitution therefor of a new stock award, cash, or other consideration; or (iii) any other action that is treated as a repricing under generally accepted accounting principles.

Stock Options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2016 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant (or 110% of the fair market value for certain significant stockholders). Options granted under the 2016 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator determines the term of stock options granted under the 2016 Plan, up to a maximum of ten years (or five years, for certain significant stockholders). Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws or the sale of stock acquired upon exercise of the option would violate our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of our Class A common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft, or money order payable to us, (ii) a broker-assisted cashless exercise, (iii) by delivery to us (either by actual delivery or attestation) of shares of Class A common stock, (iv) a net exercise of the option if it is an NSO, (v) a deferred payment arrangement, or (vi) other legal consideration approved by the plan administrator and specified in the applicable stock option agreement.

Unless the plan administrator provides otherwise, options generally are not transferable except by will or the laws of descent and distribution. Subject to approval of the plan administrator (i) an option may be transferred pursuant to a domestic relations order, official marital settlement agreement, or other divorce or separation instrument and (ii) an optionholder may designate a beneficiary who may exercise the option following the optionholder’s death.

The plan administrator may grant options that can be exercised before the shares subject to the option have vested. If a participant exercises unvested shares subject to an option, the participant will receive unvested (i.e. restricted) shares subject to a right of repurchase in favor of us that will lapse over the original vesting schedule for the option while the participant remains in continuous service. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of our common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Restricted Stock Unit Awards. RSU awards are granted under restricted stock unit award agreements adopted by the plan administrator. RSU awards may be granted in consideration for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. An RSU award may be settled by cash, delivery of shares of our common stock, a combination of cash and shares of our common stock as determined by the plan administrator, and as set forth in the RSU agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a RSU. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the participant, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Changes to Capital Structure. In the event of certain changes in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate and proportionate adjustments will be made to the class(es) and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. The 2016 Plan provides that in the event of a “corporate transaction,” unless otherwise provided in an award agreement or other written agreement between us and the award holder or unless otherwise expressly provided by our board of directors at the time of grant of a stock award, our board of directors may take one or more of the following actions with respect to such stock awards:

•
arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation;
•
arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;
•
accelerate the vesting, in whole or in part, of the stock award and provide for its termination if not exercised (if applicable) at or before the effective time of the corporate transaction;
•
arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
•
cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised before the effective time of the corporate transaction, in exchange for such cash consideration (including no consideration) as our board of directors, in its sole discretion, may consider appropriate; and
•
make a payment equal to the excess, if any, of (i) the value of the property the participant would have received on exercise of the stock award immediately before the effective time of the corporate transaction, over (ii) any exercise price payable by the participant in connection with the exercise.

The plan administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to treat all participants in the same manner.

Under the 2016 Plan, a “corporate transaction” is generally defined as the consummation, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) a sale or other disposition of all or substantially all of our assets, (ii) the sale or other disposition of more than 50% of our outstanding securities, (iii) a merger or consolidation or similar transaction where we do not survive the transaction, or (iv) a merger, consolidation or similar transaction where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

2016 Plan Amendment or Termination. Our board of directors has the authority to amend, suspend, or terminate the 2016 Plan at any time, provided that such action does not impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. Unless terminated sooner, the 2016 Plan will automatically terminate on July 4, 2026. No stock awards may be granted under the 2016 Plan while it is suspended or after it is terminated. No further grants will be made under the 2016 Plan.

Non-Employee Director Compensation

During the year ended December 31, 2025, we did not pay any compensation to our non-employee directors for their service on our board of directors. We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings.

Messrs. Colis and Wang also served on our board of directors during the year ended December 31, 2025, but did not receive any additional compensation for their service as directors. See the section titled “Item 12—Executive Compensation” for additional information regarding the compensation earned by Mr. Colis.

As of December 31, 2025, the aggregate number of shares of Class A common stock underlying outstanding stock awards and options under our 2016 Plan held by each of our non-employee directors was as follows:

Name	Number of Shares Underlying Stock Awards	Number of Shares Underlying Options
Roelof Botha	—	—
Priscilla Hung	21,877	32,879
John Kunze	22,805	49,318
Nathan J. Niparko	—	—
Khozema Shipchandler	15,714	9,566
William J. Wheeler	—	—

Mr. Mullin is not included above as he was appointed to our board of directors in January 2026.

Non-Employee Director Compensation Policy

We adopted a non-employee director compensation policy, or the Director Compensation Policy, that is applicable to all of our non-employee directors. The Director Compensation Policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•
an annual service retainer in the form of RSUs covering a number of shares that results in a value of $35,000, vesting over a one-year period in equal quarterly installments;
•
an additional annual service retainer in the form of RSUs covering a number of shares that results in a value of $35,000 for service as non-employee chair of the board of directors or $15,000 for service as lead independent director, vesting over a one-year period in equal quarterly installments;
•
an additional annual service retainer in the form of RSUs covering a number of shares that results in a value of $10,000, $7,000 and $4,000 for service as a non-chair member of the audit committee, compensation committee, and the nominating and corporate governance committee, respectively, vesting over a one-year period in equal quarterly installments;
•
an additional annual service retainer in the form of RSUs covering a number of shares that results in a value of $20,000, $15,000 and $8,000 for service as chair of the audit committee, chair of the compensation committee, and chair of the nominating and corporate governance committee, respectively (in lieu of the committee member retainer above), vesting over a one-year period in equal quarterly installments;
•
an initial RSU grant to purchase a number of shares of our Class A common stock that results in a value of $360,000, vesting over three years in 12 equal quarterly installments;

•
an additional initial service retainer in the form of RSUs covering a number of shares that results in a value of $35,000, vesting over three years in 12 equal quarterly installments.
•
an annual RSU grant to purchase a number of shares of our Class A common stock that results in a value of $180,000, vesting over a one-year period in equal quarterly installments following the date of grant, provided that the last quarter of the annual RSU grant will be fully vested on the earlier of (i) the first anniversary of the date of grant and (ii) the date of the next annual meeting of shareholders, provided that newly elected non-employee directors who join the board on a date other than the date of our annual meeting will receive their first of annual grant on the date of the second annual stockholder meeting following such non-employee director first joining the Board.

Each of the RSU grants described above will be granted under our 2026 Plan, the terms of which are described in more detail above under “—Equity Benefit and Stock Plans—2026 Equity Incentive Plan.” Each such award will vest and become exercisable subject to the non-employee director’s continuous service with us through each applicable vesting date, provided that each award will vest in full upon a change in control (as defined in the 2026 Plan) of the company, subject to the director’s continuous service through immediately prior to the change in control. Our compensation committee may, in its discretion and in accordance with any non-qualified deferred compensation plan or arrangement, allow our non-employee directors to elect to defer the delivery of shares upon settlement of the RSU grants.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company grants stock options to its employees, including the named executive officers, from time to time. The Company does not maintain any written policies on the timing of awards of stock options, stock appreciation rights or similar instruments with option-like features. Our compensation committee will consider whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of any stock option grants and does not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI to benefit the recipients of such awards. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation. We have no information to disclose pursuant to Item 402(x)(2) of Regulation S-K. Our compensation committee will continue to evaluate our equity grant policies as we continue to evolve and grow as a public company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of shares of our common stock as of February 28, 2026, by: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities.

Information with respect to beneficial ownership is based on information furnished to us by each director, executive officer or stockholder who holds more than 5% of any class of our voting securities, and Schedules 13G or 13D filed with the SEC, as the case may be. Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or RSUs that vest within 60 days of February 28, 2026. Options to purchase shares of our Class A common stock that are exercisable and RSUs that vest within 60 days of February 28, 2026, are deemed to be beneficially owned by the persons holding these options and RSUs for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Except as indicated in the footnotes below, each of the beneficial owners named in the table below has, to our knowledge, sole voting and investment power with respect to all shares of common stock listed as beneficially owned by him or her, except for shares owned jointly with that person’s spouse.

We have based our calculation of beneficial ownership on (1) 30,790,388 shares of our Class A common stock and (2) 32,079,265 shares of our Class B common stock outstanding as of February 28, 2026. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Ethos Technologies Inc., 90 New Montgomery Street, Suite 1500, San Francisco, CA.

	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned	Percent of Total Voting Power †
5% or greater stockholders:
Entities affiliated with Sequoia Capital(1)	—	—	12,000,124	37.4%	35.7%
Entities affiliated with Accel(2)	—	—	7,143,886	22.3%	21.2%
Peter Colis(3)	57,942	*	6,498,396	20.3%	19.3%
Lingke Wang(4)	57,942	*	6,436,859	20.1%	19.2%
Entities affiliated with GV(5)	3,770,156	12.2%	—	—	*
Entities affiliated with Softbank(6)	3,128,902	10.2%	—	—	*
Named executive officers and directors:
Peter Colis(3)	57,942	*	6,498,396	20.3%	19.3%
Vipul Sharma(7)	270,756	*	—	—	*
Kunal Mehta	128,162	*	—	—	*
Roelof Botha(8)	260,525	*	12,000,124	37.4%	35.7%
Priscilla Hung(9)	34,710	*	—	—	*
John Kunze(10)	51,265	*	—	—	*
Mark Mullin	6,786	*	—	—	*
Nate J. Niparko(11)	—	—	7,143,886	22.3%	21.2%
Khozema Shipchandler(12)	10,608	*	—	—	*
Lingke Wang(4)	57,942	*	6,436,859	20.1%	19.2%
William J. Wheeler (13)	264,462	*	—	—	*
All current executive officers and directors as a group(12 persons)(14)	1,186,221	3.8%	32,079,265	100.0%	95.5%

* Represents beneficial ownership of less than 1%

† Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class. The holders of our Class B common stock are entitled to twenty votes per share, and holders of our Class A common stock are entitled to one vote per share

(1) Consists of (i) 121,541 shares of Class B common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV, L.P.; (ii) 2,132,408 shares of Class B common stock held of record by Sequoia Capital U.S. Growth Fund VIII, L.P., or GFVIII; (iii) 1,238,282 shares of Class B common stock held of record by Sequoia Capital U.S. Venture XV Principals Fund, L.P.; (iv) 337,996 shares of Class B common stock held of record by Sequoia Capital U.S. Venture Partners Fund XV (Q), L.P.; (v) 8,027,281 shares of Class B common stock held of record by Sequoia Capital U.S. Venture Fund XV, L.P.; (vi) 79,246 shares of Class B common stock held of record by Spelunker Channel Holdings, LLC, or Spelunker; and (vii) 63,370 shares of Class B common stock held of record by Nalrena, L.L.C, or Nalrena. SC US (TTGP), Ltd. is (i) the general partner of Sequoia Capital U.S. Venture XV Management, L.P., which is the general partner of Sequoia Capital U.S. Venture Fund XV, L.P., Sequoia Capital U.S. Venture Fund Partners Fund XV, L.P., Sequoia Capital U.S. Venture XV Principals Fund, L.P. and Sequoia Capital U.S. Venture Partners Fund XV (Q), L.P., or collectively, XV Funds, and (ii) the general partner of SC U.S. Growth VIII Management, L.P., which is the general partner of GFVIII. SC US SSF 2013 (TTGP), L.L.C. is the general partner of SC U.S. Scout Seed Fund 2013 Management, L.P., which is the general partner of Sequoia Capital U.S. Scout Seed Fund 2013, L.P., which is the managing member of Sequoia Capital U.S. Scout Fund IV, L.L.C., which is the sole member of Spelunker and Nalrena. Mr. Botha, one of our directors, is a managing member of SC US (TTGP), Ltd. and SC US SSF 2013 (TTGP), L.L.C., and as a result may be deemed to share beneficial ownership of the shares held by the XV Funds, GFVIII, Spelunker and Nalrena. Mr. Botha expressly disclaims beneficial ownership of the shares held by such Sequoia Capital entities. The address for each of the Sequoia Capital entities identified in this footnote is 2800 Sand Hill Rd., Suite 101, Menlo Park, CA 94025.

(2) Consists of (i) 6,780,975 shares of Class B common stock held of record by Accel Growth Fund IV L.P., or AGF4; (ii) 324,338 shares of Class B common stock held of record by Accel Growth Fund Investors 2016 L.L.C., or AGFI16; and (iii) 38,573 shares of Class B common stock held of record by Accel Growth Fund IV Strategic Partners L.P., or AGF4SP. Accel Growth Fund IV Associates L.L.C., or AGF4A, is the general partner of AGF4 and AGF4SP and has sole voting and investment power with respect to the shares held of record by AGF4 and AGF4SP. Andrew G. Braccia, Sameer K. Gandhi, Ping Li, Ryan J. Sweeney and Richard P. Wong are the managing members of AGF4A and share such powers. Messrs. Braccia, Gandhi, Li, Sweeney and Wong also are the managing members of AGFI16 and share voting and investment power with respect to the shares held of record by AGFI16. The managing members disclaim Section 16 beneficial ownership over the securities reported herein except to the extent of their pecuniary interest therein. The address for each of these entities is 500 University Ave., Palo Alto, CA 94301.

(3) Consists of: (i) 6,154,681 shares of Class B common stock held of record by Mr. Colis; (ii) 128,893 shares held of record by the Peter G. Colis Family Trust U/A/D 7/4/2021, for which John N. Colis serves as Trustee; (iii) 214,822 shares held of record by the PGC Beta Trust U/A/D 10/18/2024, for which Cresset Trust Company serves as Trustee; and (iv) 57,942 shares of Class A common stock issuable upon the settlement of RSUs vested within 60 days of February 28, 2026, which are exchangeable for an equal number of shares of Class B common stock at Mr. Colis’ election. Mr. Colis holds revocable voting proxies over the shares held of record by the Peter G. Colis Family Trust U/A/D 7/4/2021 and the PGC Beta Trust U/A/D 10/18/2024 and, as a result, may be deemed to have sole voting power over such shares. Mr. Colis disclaims beneficial ownership of the shares held by such trusts except to the extent of his pecuniary interest therein.

(4) Consists of: (i) 3,943,279 shares of Class B common stock held of record by Mr. Wang; (ii) 64,043 shares of Class B common stock held of record by Brittany Quach, Mr. Wang’s wife; (iii) 145,772 and 145,772 shares of Class B common stock held of record by Dongmei Yang and Xiaofei Wang, the mother and father of Mr. Wang, respectively; and (iv) 57,942 shares of Class A common stock issuable upon the settlement of RSUs vested within 60 days of February 28, 2026, which are exchangeable for an equal number of shares of Class B common stock at Mr. Wang’s election. Mr. Wang holds revocable voting proxies over the shares held of record by Ms. Quach, Ms. Yang, and Mr. X. Wang and, as a result, may be deemed to have sole voting power over such shares. Includes an aggregate of 2,137,993 shares of Class B common stock held of record by (a) The B 2024 Trust, The J 2024 Trust, The K 2024 Trust, and The L 2024 Trust, for which Xiaofei Wang serves as trustee, and (b) The D 2024 Trust, The W 2024 Trust, and The X 2024 Trust, for which Brittany Quach serves as trustee. Mr. Wang disclaims beneficial ownership of the shares held by his wife, his parents, and the aforementioned trusts except to the extent of his pecuniary interest therein

(5) Consists of (i) 3,198,249 shares of Class A common stock held of record by GV 2019, L.P.; and (ii) 571,907 shares of Class A common stock held of record by GV 2021, L.P. Regarding GV 2019, L.P.: GV 2019 GP, L.P. (the general partner of GV 2019, L.P.), GV 2019 GP, L.L.C. (the general partner of GV 2019 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2019 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC), and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to share power to vote or dispose of the shares held directly by GV 2019, L.P. Regarding GV 2021, L.P.: GV 2021 GP, L.P. (the general partner of GV 2021, L.P.), GV 2021 GP, L.L.C. (the general partner of GV 2021 GP, L.P.), Alphabet Holdings LLC (the sole member of GV 2021 GP, L.L.C.), XXVI Holdings Inc. (the sole member of Alphabet Holdings LLC), and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may each be deemed to share power to vote or dispose of the shares held directly by GV 2021, L.P. The address for each of these entities is 1600 Amphitheatre Parkway, Mountain View, CA 94043.

(6) Consists of 3,128,902 shares of Class A common stock held of record by SVF II Aggregator (DE) LLC (SVF). SoftBank Group Corp. (SoftBank), which is a publicly traded company listed on the Tokyo Stock Exchange, is the sole shareholder of SB Global Advisers Limited (SBGA). SBGA has been appointed as manager and is responsible for making all decisions related to the acquisition, structuring, financing and disposal of SoftBank Vision Fund II-2 L.P.’s investments, including as held by SVF. SVF II Aggregator (Jersey) LP is the sole member of SVF II Holdings (DE) LLC, which is the sole partner of SVF II Investment Holdings (Jersey) L.P., which is the sole member of SVF II Investment Holdings LLC, which is the sole member of SVF II Investment Holdings (Subco) LLC, which is the sole member of SVF. Alex Clavel, Yoshimitsu Goto and Navneet Govil are the directors of SBGA. As a result of these relationships, each of these entities and individuals may be deemed to share beneficial ownership of the securities referenced herein. Each of them disclaims any such beneficial ownership. The address for each of these entities is 300 El Camino Real, Menlo Park, CA 94025.

(7) Consists of (i) 226,619 shares of Class A common stock and (ii) 44,137 shares of Class A common stock issuable upon the settlement of RSUs vested within 60 days of February 28, 2026.

(8) Consists of (i) the shares listed in footnote 1 above held of record by entities affiliated with Sequoia and (ii) 260,525 shares of Class A common stock held of record by Mr. Botha.

(9) Consists of (i) 1,831 shares of Class A common stock and (ii) 32,879 shares of Class A common stock subject to stock options that are exercisable within 60 days of February 28, 2026.

(10) Consists of (i) 1,947 shares of Class A common stock and (ii) 49,318 shares of Class A common stock subject to stock options that are exercisable within 60 days of February 28, 2026.

(11) Consists of the shares listed in footnote 2 above held of record by entities affiliated with Accel.

(12) Consists of (i) 1,042 shares of Class A common stock and (ii) 9,566 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.

(13) Held jointly with Mr. Wheeler’s spouse as joint tenants with right of survivorship.

(14) Consists of (i) 826,137 shares of Class A common stock; (ii) 32,079,265 shares of Class B common stock; (iii) 177,007 shares subject to stock options to purchase Class A common stock that are exercisable within 60 days of February 28, 2026; (iv) 183,077 shares of Class A common stock issuable upon the settlement of RSUs vested within 60 days of February 28, 2026, of which 115,884 are exchangeable for an equal number of shares of Class B common stock.

Equity Compensation Plan Information

The following table sets forth information regarding all of the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,684,552 (2016 Plan and 2026 Plan)(1)	$6.35	473,635 (2026 Plan)
Equity compensation plans not approved by security holders	—	—	—
Total

(1)
Upon adoption of the 2016 Plan, our board of directors ceased making any further grants under the 2016 Plan. The amounts reported for the 2016 Plan reflect the number of securities to be issued upon exercise of outstanding options, warrants and rights, and the weighted average exercise price thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this prospectus, below we describe transactions since January 1, 2025 and each currently proposed transaction in which:

•
we have been or are to be a participant;
•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities had or will have a direct or indirect material interest.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable in arm’s length transactions.

Tender Offer

We facilitated a tender offer in March 2025, whereby certain of our employees sold shares of our common stock to a new investor in the 2025 Tender Offer. Three of our executive officers, Erin Lantz, Kunal Mehta, and Vipul Sharma, each sold shares of our common stock in the 2025 Tender Offer for a purchase price of $3,316,440.96, $1,504,287.36, and $4,425,966.72, respectively.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement, with certain holders of our capital stock, including entities affiliated with Accel Growth Fund IV L.P., GV 2019, L.P., and Sequoia Capital U.S. Venture Fund XV, L.P., each of which holds more than 5% of our outstanding capital stock. The Investors’ Rights Agreement provides certain holders of our redeemable convertible preferred stock with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing.

Participation in Our Initial Public Offering

In January 2026, Roelof Botha and a trust affiliated with William Wheeler, each a member of our board of directors, purchased shares of Class A common stock in our initial public offering at the initial public offering price of $19.00 per share. The following table summarizes these purchases by related parties:

Related Party	Total Shares Purchased in IPO	Total Purchase Price
Roelof Botha	260,525	$4,949,975
William Wheeler	260,525	$4,949,975

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K without the approval or ratification of our audit committee or another independent body of our board of directors. In reviewing any related person transaction, our audit committee or another independent body of our board of directors will consider all relevant facts and circumstances, including (a) the risks, costs, and benefits to us, (b) the impact on a director’s independence where applicable, (c) the availability of comparable services or products and (d) the terms as compared to terms from unrelated third parties. The audit committee or other independent body of our board of directors will approve only those related party transactions that are in, or are not inconsistent with, our interests and the interests of our stockholders, as determined in the good faith exercise of its discretion.

Director Independence

Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment, and affiliations, our board of directors has determined that Roelof Botha, Priscilla Hung, John Kunze, Mark W. Mullin, Nathan J. Niparko, Khozema Shipchandler, and William J. Wheeler do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Nasdaq listing standards. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence. In addition, our board of directors considered the beneficial ownership of our shares held by each non-employee director and the transactions described above in the section titled “—Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed or expected to be billed by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
Fee Category	2025	2024
Audit fees (1)	$3,225,000	$950,000
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$3,225,000	$950,000

(1)
Audit Fees include fees for audit services primarily related to the audit of our annual consolidated financial statements; audit services related to our subsidiaries in connection with certain statutory filings; the review of our quarterly consolidated financial statements; comfort letters, consents and assistance with and services provided in connection with our initial public offering such as a review of documents filed with the SEC, including our registration statement on Form S-1 related to our initial public offering.
•
Fiscal Year 2025 : Includes $1,200,000 in pre-approved fees and $150,000 in estimated additional fees related to the audit of our annual consolidated financial statements for the year ended December 31, 2025, $75,000 related to the review of our quarterly consolidated financial statements for the quarter ended September 30, 2024, and $1,800,000 in connection with the initial public offering documents.
•
Fiscal Year 2024: Includes $950,000 related to the audit of our annual consolidated financial statements for the year ended December 31, 2024.

(2)
Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.

All of the services provided by Ernst & Young LLP for fiscal years 2025 and 2024 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

a.
Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report under “Item 8. Financial Statements and Supplementary Data.”

b.
Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

c.
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Ethos Technologies Inc.	8-K	001-43065	3.1	2/2/2026

3.2	Amended and Restated Bylaws of Ethos Technologies Inc.	S-1/A	333-290534	3.4	1/20/2026

4.1	Form of Class A Common Stock Certificate of the Registrant.					X

4.2	Description of Securities.					X

4.3	Amended and Restated Investors’ Rights Agreement, dated as of July 26, 2021, by and among the Registrant and certain investors of the Registrant.	S-1	333-290534	4.2	9/26/2025

4.4^	Form of Common Stock Warrant for Silicon Valley Bank.	S-1	333-290534	4.3	9/26/2025

4.5^	Form of Common Stock Warrant.	S-1	333-290534	4.4	9/26/2025

10.1+	2016 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-290534	10.1	9/26/2025

10.2+	2026 Equity Incentive Plan and forms of agreements thereunder.					X

10.3+	2026 Employee Stock Purchase Plan.	S-1/A	333-290534	10.3	1/20/2026

10.4+	Non-Employee Director Compensation Policy.	S-1	333-290534	10.4	9/26/2025

10.5+	Severance and Change in Control Plan.	S-1/A	333-290534	10.5	1/20/2026

10.6+	Form of Indemnity Agreement entered into by and between Ethos Technologies Inc. and each director and executive officer.	S-1	333-290534	10.6	9/26/2025
10.7+	Confirmatory Offer Letter, dated October 2, 2025 by and between the Company and Peter Colis.	S-1/A	333-290534	10.7	1/20/2026

10.8+	Confirmatory Offer Letter, dated October 2, 2025, by and between the Company and Kunal Mehta.	S-1/A	333-290534	10.8	1/20/2026

10.9+	Confirmatory Offer Letter, dated October 2, 2025, by and between the Company and Vipul Sharma.	S-1/A	333-290534	10.9	1/20/2026

10.10†	Office Lease, dated as of May 3, 2024, by and between the Registrant and 90 New Montgomery Partners.	S-1	333-290534	10.6	9/26/2025

10.11†	Exchange Agreement among Ethos Technologies Inc., Peter Colis, Lingke Wang, and certain other affiliated parties, dated January 28, 2026.	8-K	001-43065	10.1	2/2/2026

10.12†	Exchange Agreement among Ethos Technologies Inc., entities affiliated with Sequioa Capital and entities affiliated with Accel, dated January 28, 2026.	8-K	001-43065	10.2	2/2/2026
10.13†	Equity Exchange Right Agreement between Ethos Technologies Inc. and Peter Colis, dated January 28, 2026.	8-K	001-43065	10.3	2/2/2026

10.14†	Equity Exchange Right Agreement between Ethos Technologies Inc. and Lingke Wang, dated January 28, 2026.	8-K	001-43065	10.4	2/2/2026

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of Registrant.					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Incentive Compensation Recoupment Policy.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X

+ Indicates management contract or compensatory plan.

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that the Company treats as private or confidential.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

^ The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2026

Ethos Technologies Inc.
By:	/s/ Peter Colis
Name:	Peter Colis
Title:	Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Colis, Christopher Capozzi, and Porter Nolan, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Colis	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	March 16, 2026
Peter Colis

/s/ Lingke Wang	President and Director	March 16, 2026
Lingke Wang

/s/ Christopher Capozzi	Chief Financial Officer (Principal Financial Officer)	March 16, 2026
Christopher Capozzi

/s/ Brandt Kucharski	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2026
Brandt Kucharski

/s/ Roelof Botha	Director	March 16, 2026
Roelof Botha

/s/ Priscilla Hung	Director	March 16, 2026
Priscilla Hung

/s/ John Kunze	Director	March 16, 2026
John Kunze

/s/ Mark W. Mullin	Director	March 16, 2026
Mark W. Mullin

/s/ Nathan J. Niparko	Director	March 16, 2026
Nathan J. Niparko

/s/ Khozema Shipchandler	Director	March 16, 2026
Khozema Shipchandler

/s/ William J. Wheeler	Director	March 16, 2026
William J. Wheeler