Form 10-Q
period 2026-03-31
Ethos Technologies Inc.
filed 2026-05-08
CIK 1788451

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

Commission File Number: 001-43065

Ethos Technologies Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	81-3181024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 New Montgomery Street, Suite 1500

San Francisco, CA 94105

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (415) 915-0665

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	LIFE	Nasdaq Global Select Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, Ethos Technologies Inc. had 30,914,997 shares of Class A common stock outstanding, and 32,079,265 shares of Class B common stock outstanding.

GLOSSARY OF TERMS

We provide this glossary to help those reading this Quarterly Report on Form 10-Q ("Quarterly Report") understand the industry and other technical terms that are used in this Form. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Quarterly Report.

•
Activated Policy: An insurance policy that was sold through our platform. Activated policies include insurance policies issued and sold to consumers who come to our platform directly as well as those sourced through third-party channels. The number of activated policies does not include any Wills & Estate Planning products.
•
Active Carriers: Carriers that issued at least one policy through our platform within the last 12 months and were continuing to offer products through our platform as of the reporting period of this form.
•
Active Selling Agents: Agents who have activated a policy through our platform within the last 12 months.
•
Agencies: Independent insurance agencies that are not owned or operated by us but use our platform to sell insurance products. These agencies employ, or contract with, agents who engage with consumers and submit applications through our platform.
•
Agent Payments: Amounts paid by us to agents or agencies in connection with both policy sales and sale referrals made by such agents, or in the case of payments made to agencies, their affiliated agents, on our platform. We also refer to these amounts as agent compensation.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future financial condition or results of operations, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
other factors beyond our control.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,909	$91,091
Short-term investments	36,692	34,876
Accounts receivable, net	53,337	36,498
Commissions receivable-current, net	26,382	28,786
Prepaid and other current assets	35,032	54,553
Total current assets	259,352	245,804
Long-term assets:
Commissions receivable, net	265,021	224,219
Property and equipment, net	10,288	8,189
Operating lease right-of-use assets	1,892	2,183
Goodwill	2,238	2,238
Acquired intangible assets, net of amortization	637	662
Long-term investments	79,203	31,468
Other long-term assets	733	574
Total long-term assets	360,012	269,533
Total assets	$619,364	$515,337
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$65,908	$55,070
Accrued expenses	53,026	39,224
Liabilities related to sale of commissions receivable-current	10,724	11,750
Operating lease liabilities-current	1,129	1,125
Other current liabilities	24,170	6,021
Total current liabilities	154,957	113,190
Long-term liabilities:
Liabilities related to sale of commissions receivable-non-current	10,459	12,509
Operating lease liabilities-non-current	922	1,228
Deferred tax liability	11,703	8,529
Total long-term liabilities	23,084	22,266
Total liabilities	178,041	135,456
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.0001, 20,000 and 37,400 shares authorized, nil and 37,228 shares issued, and outstanding as of March 31, 2026 and December 31, 2025	—	403,997
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, nil and 1,040,000 shares, Class A Common Stock, $0.0001 par value, 1,000,000 and nil shares, and Class B Common Stock, $0.0001 par value, 40,000 and nil shares authorized at March 31, 2026 and December 31, 2025, respectively; nil and 16,647 shares Common Stock, 30,915 and nil shares of Common Stock Class A, and 32,079 and nil shares of Class B Common Stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	711,325	78,950
Accumulated other comprehensive loss	(1,103)	(554)
Accumulated deficit	(268,905)	(102,514)
Total stockholders’ equity (deficit)	441,323	(24,116)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$619,364	$515,337

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Commission	$193,099	$94,888
Total revenue	193,099	94,888
Costs and expenses:
Sales and marketing	144,107	56,383
General and administrative	180,644	13,396
Technology (exclusive of amortization)	27,063	9,658
Cost of revenue	3,230	1,575
Depreciation and amortization	1,369	1,337
Total costs and expenses	356,413	82,349
Income (loss) from operations	(163,314)	12,539
Other income (expense):
Interest expense	(662)	(973)
Interest income	1,377	1,513
Other income, net	53	32
Total other income, net	768	572
Net income (loss) before income tax expense	(162,546)	13,111
Income tax expense	(3,845)	(864)
Net income (loss)	(166,391)	12,247
Deemed dividend on the conversion of Series D and D1 redeemable convertible preferred stock	(5,642)	—
Net income (loss) attributable to common stockholders	$(172,033)	$12,247
Per share data:
Basic net income (loss) per share	$(3.57)	$0.75
Diluted net income (loss) per share	$(3.57)	$0.21
Weighted-average shares used in computing basic net income (loss) per share	48,130	16,260
Weighted-average shares used in computing diluted net income (loss) per share	48,130	58,762

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	(166,391)	12,247
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(360)	125
Unrealized foreign currency translation loss	(189)	(119)
Total other comprehensive income (loss)	(549)	6
Comprehensive income (loss)	$(166,940)	$12,253

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands)

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	37,228	$403,997	16,647	$2	$78,950	$(554)	$(102,514)	$(24,116)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	3,545	—	(48,419)	—	—	(48,419)
Issuance of common stock upon exercise of warrants	—	—	81	—	—	—	—	—
Deemed dividend on the conversion of Series D and D1 redeemable convertible preferred stock	—	—	—	—	(5,642)	—	—	(5,642)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,228)	(403,997)	37,593	4	409,635	—	—	409,639
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	5,128	—	82,582	—	—	82,582
Stock-based compensation expense	—	—	—	—	194,219	—	—	194,219
Other comprehensive loss	—	—	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	—	—	(166,391)	(166,391)
Balance, March 31, 2026	—	$-	62,994	$6	$711,325	$(1,103)	$(268,905)	$441,323

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2024	37,228	$403,997	16,032	$2	$66,991	$(478)	$(173,665)	$(107,150)
Issuance of common stock	—	—	500	1	718	—	—	719
Stock-based compensation expense	—	—	—	—	10,073	—	—	10,073
Other comprehensive income	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	12,247	12,247
Balance, March 31, 2025	37,228	$403,997	16,532	$3	$77,782	$(472)	$(161,418)	$(84,105)

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(166,391)	$12,247
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	3,174	644
Depreciation and amortization	1,347	1,337
Non-cash interest expense	661	973
Amortization of discounts and premium, investments	(182)	(432)
Stock-based compensation expense	192,724	9,814
Operating lease right-of-use asset amortization	256	227
Unrealized foreign currency translation	(112)	(119)
Changes in operating assets and liabilities:
Prepaid and other assets	12,389	(7,963)
Accounts payable	9,952	10,178
Accounts receivable	(16,839)	(8,927)
Commissions receivable	2,404	(1,251)
Long-term commissions receivable	(40,802)	(16,483)
Accrued expenses	14,746	5,949
Other current liabilities	17,882	4,616
Net cash provided by operating activities	31,209	10,810
Cash flows from investing activities
Purchase of property and equipment	(353)	(278)
Purchase of investments	(77,187)	(22,210)
Proceeds from maturity of investments	27,015	25,200
Investment in software development costs	(1,573)	(737)
Net cash provided by (used in) investing activities	(52,098)	1,975
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	91,580	—
Proceeds from liabilities related to sale of commissions receivable	—	5,000
Taxes paid related to net share settlement of restricted stock units	(49,085)	—
Repayment of liabilities related to sale of commissions receivable	(3,573)	(2,172)
Proceeds from exercise of stock options and warrants	666	719
Payment of deferred offering costs	(1,804)	(156)
Net cash provided by financing activities	37,784	3,391
Net increase in cash and cash equivalents	16,895	16,176
Effect of exchange rates on cash	(77)	(4)
Cash and cash equivalents, beginning of period	91,091	35,075
Cash and cash equivalents, end of period	$107,909	$51,247
Supplemental disclosure of non-cash items:
Conversion of convertible preferred stock into common stock upon initial public offering	$403,997	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$8,998	$—
Deemed dividend on the conversion of Series D and D1 redeemable convertible preferred stock	$5,642	$—
Capitalized property and equipment costs in accounts payable at year end	$26	$79
Cash paid for income taxes	$—	$146
Stock-based compensation capitalized as software development costs	$1,495	$259
Deferred offering costs in accounts payable and accrued expenses	$1,039	$238

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Notes to Condensed Consolidated Financial Statements

1. Organization

Ethos Technologies Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively referred to as the Company) is a technology-driven, direct-to-consumer platform that makes life insurance accessible and easy to apply for. Through its advanced digital underwriting, data analytics, and proprietary technology, the Company provides a streamlined process for consumers to explore, compare, and purchase life insurance policies entirely online. The Company contracts with top-rated insurance carriers to offer life insurance to families throughout the United States through the use of multi-channel marketing and advertising campaigns and independent third-party agents. The Company is a licensed agent in 49 states and serves as a third-party administrator (“TPA”). The streamlined application process is achieved through the Company’s full stack technology and predictive modeling platform which simplifies and automates the underwriting process allowing families to obtain same-day coverage. The Company primarily earns revenue in the form of commission payments from the contracted insurance carriers. Commission payments are received both when the initial policy is sold (first year) and when the underlying policyholder renews their policy in subsequent years.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Annual Report"), which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. There have been no significant changes to these policies during the three months ended March 31, 2026.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company's Annual Report. The accompanying condensed consolidated financial statements include the wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's quarterly results. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Annual Report.

Initial Public Offering

On January 30, 2026, the Company completed its initial public offering (the “IPO”) of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commissions and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively (see Note 9 for additional information). Included in this amount were 0.2 million incremental shares of Common Stock A issued in accordance with the contractual conversion rights of the Company's Series D and D-1 redeemable convertible preferred stock, and we recorded a $5.6 million deemed dividend to Series D and Series D1 redeemable convertible preferred stockholders upon the IPO.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. These estimates, judgments and assumptions take into account historical and forward-looking factors that the Company believes are reasonable. Significant items subject to such estimates, judgments, and assumptions include revenue recognition, commissions receivable, liabilities related to sale of commissions receivable, website and software development costs, stock-based compensation, and income taxes. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

Segment Reporting

The Company has one reportable segment, which has been identified based on how the chief operating decision maker (“CODM”), manages the business, makes operating decisions and evaluates operating performance. The Company’s CODM is the Chief Executive Officer. The CODM reviews the Company’s revenue, expenses and net income as reported under GAAP, which is the primary measure of segment profit or loss. While the Company’s CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the potential for collection issues with any of its customers is minimal as of March 31, 2026 and 2025 based on the lack of collection issues in the past and high financial standards the Company requires of its customers. The Company does not require collateral to secure trade receivable balances. For the three months ended March 31, 2026, three insurance carrier customers accounted for 45%, 33% and 10% of total revenue. For the three months ended March 31, 2025, three insurance carrier customers accounted for 38%, 33% and 17% of total revenue. As of March 31, 2026, three insurance carrier customers accounted for 67%, 13% and 12% of total accounts and commissions receivable. As of December 31, 2025, two insurance carrier customers accounted for 71% and 14% of total accounts and commissions receivable.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the Company’s IPO are capitalized within prepaid and other assets on the condensed consolidated balance sheets. The deferred offering costs offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, a total of $9.0 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit).

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which provides clarity on current interim disclosure requirements. The guidance is effective for the Company’s fiscal years and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the new standard on its consolidated financial statements.

3. Revenue

The following table presents our revenue disaggregated by product (in thousands):

	Three Months Ended March 31,
	2026	2025
Commission revenue
Term life insurance	$149,073	$67,477
Other products	44,026	27,411
Total commission revenue	$193,099	$94,888

Accounts Receivable, Net

Accounts Receivable balances are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$36,498	$30,303
Additions from commissions receivable	152,078	75,916
Other additions (1)	4,045	3,557
Collections	(139,277)	(75,544)
Change in allowance for doubtful accounts	(7)	(2)
Ending balance	$53,337	$34,230

(1)
Other additions are primarily comprised of amounts arising from revenue that does not flow through commission receivable along with other partnership-related amounts.

Contract Balances

After a policy is sold, the Company has no material additional or recurring obligations to the policyholder or the insurance carrier. As such, there are no contract liabilities recorded in the condensed consolidated balance sheets.

4. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities as of March 31, 2026 and December 31, 2025 (in thousands):

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
March 31, 2026	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$17,101	$—	$(1)	$—	$17,100
Corporate debt securities	65,224	49	(144)	—	65,130
Commercial Paper	4,681	1	—	—	4,681
Agency bond	29,062	—	(78)	—	28,984
Total investments	$116,068	$50	$(223)	$—	$115,895

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
December 31, 2025	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$9,230	$4	$—	$—	$9,234
Corporate debt securities	44,994	180	(1)	—	$45,173
Agency bond	11,935	4	(2)	—	$11,937
Total investments	$66,159	$188	$(3)	$—	$66,344

The Company examined its securities at each balance sheet date to determine if there was a need to recognize an allowance for credit loss pertaining to these securities. Upon review of all holdings, it was concluded that the unrealized losses on the fixed maturity securities were chiefly attributable to the interest rate environment, rather than the credit quality of the issuers. The Company has no plans to liquidate these investments, and it is unlikely for a necessary sale to occur before the recovery of their amortized cost basis. Therefore, no allowance for credit loss was recognized as of March 31, 2026 and December 31, 2025.

The gross unrealized losses and estimated fair values on investments aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	12 months or greater		Less than 12 months
March 31, 2026	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
U.S. government bonds	$—	$—	$(1)	$17,100
Corporate debt securities	—	—	(144)	48,749
Agency bond	—	—	(78)	28,984
Total investments	$—	$—	$(223)	$94,833

	12 months or greater		Less than 12 months
December 31, 2025	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$(1)	$4,597
Agency bond	—	—	(2)	7,060
Total investments	$—	$—	$(3)	$11,657

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

The estimated fair value of debt securities as of March 31, 2026 and December 31, 2025, by contractual maturity, were as follows (in thousands):

March 31, 2026	Amortized Cost	Estimated Fair Value
Due in one year or less	$36,707	$36,692
Due after one year through five years	79,361	79,203
Total investments	$116,068	$115,895

December 31, 2025	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,849	$34,876
Due after one year through five years	31,310	31,468
Total investments	$66,159	$66,344

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

The Company applied the following methods and assumptions in estimating its fair value measurements. The Company’s investments in U.S. Government bonds are classified as Level 1 within the fair value hierarchy given that they are valued based on quoted market prices for identical assets in active markets. Agency bonds and corporate bonds are classified as Level 2 within the fair value hierarchy because they are valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

Financial instruments measured at fair value are as follows (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
U.S. government bonds	$17,100	$—	$—	$17,100
Corporate debt securities	—	65,130	—	65,130
Commercial paper	—	4,681	—	4,681
Agency bond	—	28,984	—	28,984
Total assets measured at fair value	$17,100	$98,795	$—	$115,895

December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. government bonds	$9,234	$—	$—	$9,234
Corporate debt securities	—	45,173	—	45,173
Agency bond	—	11,937	—	11,937
Total assets measured at fair value	$9,234	$57,110	$—	$66,344

6. Balance Sheet Components

The Company’s prepaid and other current assets recorded in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Agent advances (1)	$26,911	$40,294
Deferred offering costs	—	7,241
Other assets	8,121	7,018
Total prepaid and other assets	$35,032	$54,553

(1) During the three months ended March 31, 2026, we updated our third-party agent compensation and persistency estimates to reflect both maturing cohort experience and the impact of recent operational improvements. The effect of this change in accounting estimate was an increase to operating expenses and net loss by $16.5 million for the three months ended March 31, 2026.

The components of the Company’s property and equipment, net as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Developed software	$25,588	$22,535
Computer equipment	4,143	3,798
System consulting	141	141
Furniture and fixtures	61	53
Leasehold improvements	7	7
Property and equipment	29,940	26,534
Accumulated depreciation and amortization	(19,652)	(18,345)
Total property and equipment, net	$10,288	$8,189

The Company recorded depreciation and amortization expense related to property and equipment, net, excluding developed software, of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Company capitalized developed software costs of $3.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to developed software costs, included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss), was $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s accrued expenses recorded in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Accrued sales and marketing expenses	$41,188	$27,761
Accrued payroll and compensation	4,041	2,890
Accrued underwriting expenses	4,780	2,615
Accrued professional services expenses	1,205	1,004
Deferred offering costs payable	52	934
Other accrued expenses	1,760	4,020
Total accrued expenses	$53,026	$39,224

The Company’s other current liabilities recorded in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
Persistency reserve liability	$21,862	$4,879
Taxes payable	1,862	1,092
Other current liabilities	446	50
Total other current liabilities	$24,170	$6,021

The persistency reserve liability represents amounts received in excess of revenue recognized related to certain insurance carriers.

7. Commitments and Contingencies

Operating Lease

The Company has non-cancellable contractual obligations and commitments primarily related to operating lease agreements for its office facilities in San Francisco, California, as well as in India, which expire at various dates through November 2028. For its primary operating leases, the Company has the option to extend the lease terms.

As of March 31, 2026, future lease payments under the Company’s operating lease agreements were as follows (in thousands):

Remainder of 2026	$905
2027	771
2028	503
Total future lease payments	2,179
Less interest	(128)
Present value of lease liabilities	$2,051

Letter of Credit

As of March 31, 2026, the Company had an unsecured letter of credit of $30.0 million with Citizens Bank in favor of two carrier partners. The line of credit cannot be drawn upon in the normal course of business and will only be drawn upon automatically to fund the letter of credit obligation if the carrier partner calls on the letter of credit. If there is a draw on the letter of credit, the Company must reimburse the bank in cash, in immediately available funds, within one business day following notice of such draw from the lender. The letter of credit expires in June 2026. As of March 31, 2026, there were no borrowings outstanding under the senior unsecured letter of credit or the unsecured line of credit.

8. Liabilities Related to Sale of Commissions Receivable

The table below shows the activity of the liabilities related to sale of commissions receivable (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$24,259	$33,545
Non-cash interest expense	497	973
Repayment of liabilities related to sale of commissions receivable	(3,573)	(2,173)
Ending balance	$21,183	$32,345
Less: Liabilities related to sale of commissions receivable-current	10,724	11,150
Liabilities related to sale of commissions receivable, non-current	$10,459	$21,195

The aggregate future estimated payments less proceeds received will be recognized as interest expense over the life of the agreement. The Company’s estimated effective annual interest rate was 8.48% and 8.31% as of March 31, 2026 and December 31, 2025, respectively.

9. Stockholders’ Equity (Deficit)

As of December 31, 2025, the Company was authorized to issue two classes of stock: common stock and redeemable convertible preferred stock. The total number of shares that the Company is authorized to issue on December 31, 2025, is 1,040.0 million shares of common stock with a par value of $0.0001 and 37.4 million of preferred stock with a par value of $0.0001.

Upon the closing of the IPO on January 30, 2026, the Company has two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 20 votes and is convertible at any time into one share of Class A common stock.

Redeemable Convertible Preferred Stock

A summary of the redeemable convertible preferred stock shares authorized, issued, and outstanding as of December 31, 2025 is as follows (in thousands):

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Balance at December 31, 2025	37,400	37,228	$4	$404,801

Immediately prior to the closing of the IPO on January 30, 2026, all 37.2 million shares of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, and Series D-1 redeemable convertible preferred stock converted into an aggregate of 18.5 million shares and 19.1 million shares of the Company’s Class A and Class B common stock after adjusting the conversion ratios of the redeemable convertible preferred stock, respectively, and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Included in this amount were 0.2 million incremental shares of Common Stock A issued in accordance with the contractual conversion rights of the Company's Series D and D1 redeemable convertible preferred stock. We recorded a $5.6 million deemed dividend to Series D and D1 redeemable convertible preferred stockholders upon the IPO.

Immediately prior to the closing of the IPO, the Company authorized to issue 20.0 million shares of preferred stock. No shares of redeemable convertible preferred stock were outstanding following the IPO and as of March 31, 2026.

Common Stock

As of December 31, 2025, 16.6 million shares of authorized common stock were issued and outstanding, respectively, and each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. The majority of the outstanding common stock has been issued as founder’s stock. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The Company did not hold any shares as treasury shares as of December 31, 2025.

On January 30, 2026, the Company completed its IPO of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commission and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively.

In connection with the closing of its IPO, the Company’s certificate of incorporation was amended and restated to authorize 1,000.0 million shares of Class A common stock, par value $0.0001 per share, 40.0 million shares of Class B common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share.

In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms. Under the 2026 Plan, 19.0 million shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, consisting of 13.0 million new shares and up to 6.0 million shares underlying outstanding awards granted under our 2016 Plan that, after the date the 2026 Plan became effective. Additionally, the Company’s board of directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1.3 million shares of the Company’s Class A common stock.

The Company has reserved shares of common stock for future issuance for the following purposes at March 31, 2026 (in thousands):

March 31, 2026
Warrants to purchase common stock	463
Common stock options outstanding and unvested RSUs	5,369
Shares available for grant under 2026 Plan	12,946
Shares available for grant under 2026 ESPP	1,300
Total shares of common stock reserved	20,078

10. Stock-Based Compensation

The Board of Directors has authorized the 2016 Plan. Under the 2016 Plan, the Board of Directors may grant incentive stock awards to employees, and non-statutory stock options to employees, directors and consultants. The 2016 Plan provides for the grant of stock options, restricted stock, and other stock-related and performance awards that may be settled in cash, stock, or other property. During 2023, the 2016 Plan was amended to allow for a maximum of 12.4 million shares of unauthorized or unissued common stock to be available.

In connection with the IPO, the Company’s board of directors and its stockholders:

•
Adopted and approved the 2026 Plan. Under the 2026 Plan, 19.0 million shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Plan terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms. The 2026 Plan provides that the initial aggregate number of shares that may be issued pursuant to Awards will not exceed 13.0 million plus up to 6.0 million returning shares, as they become available from time to time. In addition, subject to any adjustments as necessary to implement any Capitalization Adjustments (as defined therein), the aggregate number of Shares will automatically increase on January 1 of each year for a period of ten years commencing 2027 and ending on (and including) 2036, in an amount equal to 5% of the total number of shares of capital stock outstanding on the preceding December 31. The aggregate maximum number of shares that may be issued pursuant to the exercise of Incentive Stock Options is 39.0 million shares.
•
Adopted and approved the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The 2026 ESPP provides that the maximum number of Shares may be issued under the Plan will not exceed 1.3 million shares of the Company’s Class A common stock, plus the number of shares that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the lesser of (a) 1% of the total number of shares of capital stock outstanding on the last day of the preceding calendar year, or (b) 2.6 million shares.

The Company capitalized stock-based compensation expenses as website and software development costs of $1.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

Stock Options

The following table summarizes the stock option activities under the Company’s stock plans for the three months ended March 31, 2026 (in thousands, except for per share data):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Exercise Term (Years)
Outstanding at December 31, 2025	1,136	$3.18	$20,715	4.38
Forfeited	—	NM	NM	NM
Exercised	(237)	2.81	3,310	—
Outstanding at March 31, 2026	899	$3.27	$7,377	4.15
Vested and expected to vest at March 31, 2026	899	$3.27	$7,377	4.15
Exercisable at March 31, 2026	899	$3.27	$7,377	4.15

* NM - not meaningful

On January 29, 2026, 0.2 million fully vested stock options were exercised resulting in issuance of 0.2 million shares of common stock which immediately converted into 0.2 million shares of Class A common stock upon the closing of the IPO. The Company recorded compensation expense for stock options of nil and $10.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, all outstanding options were fully vested and there was no unrecognized compensation cost.

Restricted Stock Units

The following table summarizes the restricted stock units activity under the Company’s stock plans for the three months ended March 31, 2026 (in thousands, except for per share data):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	10,451	$26.10
Granted	145	12.56
Forfeited	(64)	28.30
Vested	(6,062)	22.90
Unvested outstanding at March 31, 2026	4,470	$29.97

Share-based compensation expense for awards with only service conditions is recognized on a straight-line basis over the requisite service period of the related award. For stock-based awards with both service and performance conditions, the Company records compensation expense when it is deemed probable that the performance condition will be met and records compensation expenses for each vesting tranche for awards subject to graded vesting method.

During the three months ended March 31, 2025, the performance triggers were lifted for 0.3 million RSUs, the awards were vested and $8.0 million was recognized as compensation expense. On January 29, 2026, 5.7 million restricted stock units meeting both service and performance triggers became vested and released, resulting in the recognition of $181.7 million in compensation cost and net issuance of 3.1 million shares of common stock after considering the withholding tax impact, which subsequently converted into 2.0 million and 1.1 million shares of Class A and Class B common stock, respectively, upon the closing of the IPO. During the three months ended March 31, 2026, the Company recorded total $193.3 million compensation expense for restricted stock awards.

As of March 31, 2026, unrecognized compensation costs related to unvested RSUs and PRSUs were $1.1 million and $72.1 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 3.6 years and 1.8 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.

Stock-based Compensation— The Company recognizes stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award and recognizes stock-based compensation expenses for awards with performance conditions when it is deemed probable that the performance condition will be met and record compensation expenses for each vesting tranche for awards subject to graded vesting method.

The amount of stock-based compensation related to stock-based awards in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$9,933	$1,987
General and administrative	166,555	5,474
Technology (exclusive of amortization)	16,236	2,353
Stock-based compensation, net of amounts capitalized	$192,724	$9,814
Capitalized stock-based compensation	1,495	259
Total stock-based compensation	$194,219	$10,073

Common Stock Warrants

April 2024 Warrant

In April 2024, the Company issued warrants to a third party to purchase an aggregate of up to 0.4 million shares of common stock at an exercise price of $10.15 per share (“April 2024 Warrant”). The April 2024 Warrant expires in 2027, and none vested during the three months ended March 31, 2026. The remainder of the shares underlying the April 2024 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. For the three months ended March 31, 2026 and 2025, the Company recognized nil and $0.2 million, respectively, related to the issuance of the April 2024 Warrant. The April 2024 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

January 2025 Warrant

In January 2025, the Company issued fully vested warrants to a third party to purchase an aggregate of up to 0.03 million shares of common stock at an exercise price of $0.07 per share (“January 2025 Warrant”). The January 2025 Warrant expires in 2030. During the three months ended March 31, 2026 and 2025, the Company recognized nil and $1.3 million, related to the issuance of the January 2025 Warrant. In October 2025, all the 0.03 million warrants were exercised and became outstanding Class A Common Stock.

April 2025 Warrant

In April 2025, the Company issued warrants to a third party to purchase an aggregate of up to 0.08 million shares of common stock at an exercise price of $40.32 per share (“April 2025 Warrant”). The April 2025 Warrant expires in 2027, and no warrants vested during the three months ended March 31, 2026. The remainder of the shares underlying the April 2025 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. The Company did not recognize any expenses related to the issuance of the April 2025 Warrant during the three months ended March 31, 2026 and 2025. The April 2025 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

The grant date fair value of the January 2025 Warrant, and April 2025 Warrant were determined using the Black-Scholes option pricing model using the following assumptions:

	April 2024 Warrant	January 2025 Warrant	April 2025 Warrant
Expected volatility	68.0%	63.6%	64.2%
Expected risk-free interest rate	4.8%	4.3%	3.7%
Expected term (in years)	2.69	2.50	1.73
Expected dividend yield	N/A	N/A	N/A
Fair value	$12.65	$40.25	$14.14

Secondary Sale of Stock

In February 2025, the Company completed a secondary sale of 0.5 million shares of common stock from employees to new investors. The secondary sale price was based on an independent appraisal of the Company’s fair market value.

11. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rates were (2.4)% and 6.6%, respectively, which differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, partially offset by valuation allowance in the U.S. jurisdictions where the Company does not benefit from losses and tax credits.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on the Company’s condensed consolidated financial statements.

12. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. For periods of net loss, basic and diluted earnings per share are the same as the effect of potential common stock is anti-dilutive.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended March 31,
	2026			2025
	Class A	Class B	Consolidated	Common
Basic net income (loss) per share:
Numerator:
Net income (loss)	$(77,768)	$(88,623)	$(166,391)	$12,247
Deemed dividend on the conversion of Series D and D1 redeemable convertible preferred stock	(2,637)	(3,005)	(5,642)	—
Net income (loss) attributable to common stockholders	$(80,405)	$(91,628)	$(172,033)	$12,247
Denominator:
Weighted-average common shares outstanding (1)	22,495	25,635	48,130	16,260
Basic net income (loss) per share	$(3.57)	$(3.57)	$(3.57)	$0.75

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(80,405)	$(91,628)	$(172,033)	$12,247
Denominator:
Weighted-average common shares outstanding (1)	22,495	25,635	48,130	16,260
Effect of dilutive securities:
Stock options	—	—	—	1,248
Redeemable convertible preferred Stock	—	—	—	37,296
Warrants	—	—	—	162
Restricted stock units	—	—	—	3,795
Weighted-average diluted shares	22,495	25,635	48,130	58,762
Diluted net income (loss) per share	$(3.57)	$(3.57)	$(3.57)	$0.21

(1)
In connection with our IPO, our Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company's Class A common stock and Class B common stock. For the three months ended March 31, 2026, these shares were weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted stock units	4,470	417
Stock Optioms	899	-
Warrants	463	-
Total	5,832	417

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Ethos Technologies Inc. (“Ethos,” “the Company,” “we,” “our” and “us”) should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere within this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (“Annual Report”). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Ethos is a technology company transforming the life insurance industry. We have built a vertically integrated technology platform that makes life insurance accessible, affordable, and transparent for everyone. Since inception, we have activated over 600,000 policies. Through our three-sided technology platform, we serve a growing ecosystem of consumers, agents, and carriers, each of which benefits from the scale, ease-of-use, and efficiency of our platform. This creates strong network effects that drive our continued growth. We serve the following constituents through our digital platform:

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

Key Factors Affecting our Performance

Cost-Effectively Activating New Policies. Our continued growth is dependent on cost-effectively activating new policies. We reach consumers by investing in direct marketing and agent payments. Our direct marketing is diversified and includes affiliate marketing, search engine marketing, social media advertising, TV advertising, and others. We dynamically adjust our direct marketing on a daily basis to optimize our acquisition strategy. Spending to activate a new policy is governed by our payback period, which we define as the number of months it takes for the cash commissions received to offset advertising spend and agent payments, as well as underwriting, sales team and payment processing costs. As of March 31, 2026, our average payback period was within two months.

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

Evolving Channel and Product Mix. We leverage our two distribution channels to optimize for increased demand on our platform, our direct channel and our third-party channel. Consumer demand through each channel is impacted by multiple factors, including product mix, which we evaluate holistically when implementing this channel strategy. In addition, though we prioritize overall expansion of our product portfolio, our product mix impacts our growth and results of operations. Our revenue and Average Revenue Per Unit ("ARPU") are impacted by premium amounts, commission rates, and persistency estimates, all of which differ by product. Certain of our products, such as Whole Life Insurance, tend to have lower coverage amounts and commission rates, resulting in lower ARPU.

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

Key Business Metrics and Non-GAAP Financial Measures

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table presents our key business metrics for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025		Change %
	Amount	% Revenue	Amount	% Revenue
Direct channel revenue	$146,013	76%	$61,744	65%	136%
Third-party channel revenue	47,086	24%	33,144	35%	42%
Total revenue	$193,099	100%	$94,888	100%	104%

Total Activated Policies	88,373		48,122		84%

Average Revenue Per Unit	$2,185		$1,972		11%

Activated Policies. We define activated policies as the number of policies issued on our platform over a given period of measurement. Activated policies have increased over time as we have expanded our direct and third-party channels and added product offerings with existing and new carriers.

The total number of activated policies increased by 84% for the three months ended March 31, 2026 compared to the same period in 2025.

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

ARPU was $2,185 and $1,972 during the three months ended March 31, 2026 and 2025, respectively.

ARPU for the direct channel increased by 7% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, while ARPU for the third-party channel decreased by 8% over the same period. The direct channel comprised an increased portion of revenue over these periods, contributing to a total ARPU increase of 11% for the three months ended March 31, 2026 compared to the same period in 2025.

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

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Gross profit	$189,869	$93,313
Gross margin	98%	98%
Contribution profit(1)	$58,599	$40,471
Contribution margin(1)	30%	43%
Net Income (loss)	$(166,391)	$12,247
Net income margin	(86)%	13%
Adjusted EBITDA(1)	$33,615	$23,722
Adjusted EBITDA margin(1)	17%	25%

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

The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gross profit	$189,869	$93,313
Less: sales and marketing	(144,107)	(56,383)
Add: stock-based compensation and related taxes allocated to sales and marketing	10,364	1,987
Add: professional fees allocated to sales and marketing	327	366
Add: technology expenses allocated to sales and marketing	1,211	796
Add: other expenses allocated to sales and marketing	935	392
Contribution profit	$58,599	$40,471

Contribution Profit increased by $18.1 million from $40.5 million for the three months ended March 31, 2025 to $58.6 million for the three months ended March 31, 2026. This increase in Contribution Profit was primarily driven by continued revenue growth across both our direct and third-party channels, partially offset by the increase in sales and marketing expenses. The Contribution Margins were 30% and 43% for the three months ended March 31, 2026 and 2025, respectively. The decrease was primarily attributable to our one-time charge of $16.5 million in agent compensation in sales and marketing expenses as a result of our updated third-party agent compensation and persistency estimates to better reflect both maturing cohort experience and the impact of recent operational improvements. We use Contribution Profit and Contribution Margin to evaluate our operating performance. We believe that Contribution Profit and Contribution Margin provide useful information to investors about our business and financial performance because they offer insight into how efficiently we activate new policies and ultimately revenue by accounting for the direct expenses associated with those activated policies. Contribution Profit and Contribution Margin should not be considered as alternatives to gross profit and gross margin, or any other measure of financial performance calculated and presented in accordance with GAAP.

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

The following table provides a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$(166,391)	$12,247
Interest expense	662	973
Interest income	(1,377)	(1,513)
Income tax expense	3,845	864
Depreciation and amortization	$1,369	$1,337
EBITDA	(161,892)	13,908
Stock–based compensation and related taxes	195,507	9,814
Adjusted EBITDA	$33,615	$23,722

Adjusted EBITDA increased by $9.9 million, to $33.6 million for the three months ended March 31, 2026, from $23.7 million for the three months ended March 31, 2025, representing Adjusted EBITDA Margins of 17% and 25%, respectively. The increase in Adjusted EBITDA was primarily due to the increase in revenue partially offset by the increase in operating expenses excluding stock-based compensation and related taxes expenses. The decrease in Adjusted EBITDA Margin was primarily attributable to our one-time charge of $16.5 million in agent compensation in sales and marketing expenses during the three months ended March 31, 2026.

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

Sales and Marketing

Sales and marketing expenses primarily consist of our advertising expenses, agent payments, underwriting costs for non-activated policies, and overhead costs allocated on a headcount basis. Sales and marketing expenses also consist of salaries, stock-based compensation expenses, employee benefits, bonuses, and commissions for sales and marketing employees and contractors.

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

Interest Expense

Interest expense consists of interest costs associated with the sale of commissions receivable. For a portion of our policies, we have at times entered into arrangements in which we sell the rights to a portion of future commissions in exchange for upfront cash payments to unaffiliated entities. During the three months ended March 31, 2026 and 2025, no such arrangements were used. We impute interest on the unamortized portion of the liability for the sale of commissions receivable using the effective interest method, which is based on forecasted payments expected to be made over the term of the agreements.

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

We account for uncertain tax positions in accordance with Accounting Standards Codification, or ASC, 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the condensed consolidated financial statements as income tax expense.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Commission	$193,099	$94,888
Total revenue	193,099	94,888
Costs and expenses:
Sales and marketing	144,107	56,383
General and administrative	180,644	13,396
Technology (exclusive of amortization)	27,063	9,658
Cost of revenue	3,230	1,575
Depreciation and amortization	1,369	1,337
Total costs and expenses	356,413	82,349
Income (loss) from operations	(163,314)	12,539
Other income (expense):
Interest expense	(662)	(973)
Interest income	1,377	1,513
Other income, net	53	32
Total other income, net	768	572
Net income (loss) before provision for income taxes	(162,546)	13,111
Income tax expense	(3,845)	(864)
Net income (loss)	(166,391)	12,247
Deemed dividend on the conversion of Series D and D1 redeemable convertible preferred stock	(5,642)	—
Net income (loss) attributable to common stockholders	$(172,033)	$12,247

Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Direct channel revenue	$146,013	$61,744	$84,269	136%
Third-party channel revenue	47,086	33,144	13,942	42%
Total revenue	$193,099	$94,888	$98,211	104%

Revenue increased by $98.2 million, or 104%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily driven by an 84% increase in activated policies across both direct and third-party channels.

Direct channel revenue grew by $84.3 million, or 136%, whereas third-party channel revenue grew by $13.9 million, or 42%. Revenue from our direct channel increased at a higher rate, reflecting unit economics improvements that enabled efficient deployment of capital across our consumer acquisition channels.

Costs and Expenses:

Sales and Marketing

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Sales and marketing	$144,107	$56,383	$87,724	156%
Percentage of revenues	75%	59%

Sales and marketing expenses increased by $87.7 million, or 156%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to $73.1 million increase in total advertising, agent payment, and other policy acquisition expenses, which included a one-time increase of $16.5 million in agent compensation expenses as a result of our updated third-party agent compensation and persistency estimates to better reflect both maturing cohort experience and the impact of recent operational improvements, and $7.9 million increase in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO. This increase reflects our strategic expansion across both direct and third-party distribution channels to grow and support higher application volumes.

General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
General and administrative	$180,644	$13,396	$167,248	1248%
Percentage of revenues	94%	14%

General and administrative expenses increased by $167.2 million, or 1248%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily attributable to an increase of $166.5 million in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.

Technology (Exclusive of Amortization)

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Technology (exclusive of amortization)	$27,063	$9,658	$17,405	180%
Percentage of revenues	14%	10%

Technology expenses increased by $17.4 million, or 180%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase of $0.9 million in personnel-related compensation expenses due to headcount growth, an increase of $0.5 million in hosting fees, and an increase of $0.7 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure, and an increase of $13.9 million in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Cost of revenue	$3,230	$1,575	$1,655	105%
Percentage of revenues	2%	2%

Cost of revenue expenses increased by $1.7 million, or 105%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to an increase in underwriting costs, driven by growth in application and activated policy volume.

Depreciation and Amortization

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Depreciation and amortization	$1,369	$1,337	$32	2%
Percentage of revenues	1%	1%

Depreciation and amortization expenses were relatively consistent for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Income (Expense):

Interest Expense

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Interest expense	$(662)	$(973)	$311	(32)%

Interest expense decreased by $0.3 million, or 32%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to the lower liability balance resulting from the sale of commissions for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Interest Income

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Interest income	$1,377	$1,513	$(136)	(9)%

Interest income decreased by $0.1 million, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to lower interest rates, which were partially offset by a higher average investment and cash equivalents balance as of March 31, 2026.

Income Tax Expense

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in thousands)
Income tax expense	$(3,845)	$(864)	$(2,981)	345%

The increase in provision for income taxes of $3.0 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily driven by changes to the valuation allowance attributable to the increases to deferred tax liabilities associated with revenue recognition and income taxes in foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net proceeds from our equity financings (including from our IPO and from pre-IPO sales of our convertible preferred stock) and commissions received from the sale of our products. Upon the closing of our initial public offering in January 2026, we received approximately $82.6 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses paid or payable by us. As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $223.8 million and working capital of $104.4 million. Cash and cash equivalents are comprised of cash held in demand deposit accounts and short-term, highly liquid investments with original maturities of three months or less. Marketable securities are comprised primarily of commercial paper and investment grade U.S. and non-U.S.-issued corporate debt securities. Our principal use of cash has been to fund our operations and invest in technology to support our growth.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $268.9 million as of March 31, 2026. Our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. However, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, accuracy of persistency estimates, expansion of sales and marketing activities, expansion of carrier and agency relationships, investments in technology enhancements, continued market adoption of our platform and services, and timing and amount of sales of commissions receivable. In addition, we may enter into agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. However, we may not be able to secure additional financing to meet our operating requirements or growth strategies on acceptable terms, or at all.

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

Cash Flows

The following table sets forth certain cash flow information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$31,209	$10,810
Net cash provided by / (used in) investing activities	$(52,098)	$1,975
Net cash provided by financing activities	$37,784	$3,391

Cash Flows Provided By / (Used In) Operating Activities

For the three months ended March 31, 2026, net cash provided by operating activities was $31.2 million. This was driven primarily by non-cash expenses of $192.7 million related to stock-based compensation, $3.2 million related to deferred taxes, $1.3 million related to depreciation and amortization, $0.7 million related to interest expense, offsets to the net loss of $166.4 million. In addition, during the three months ended March 31, 2026, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $38.4 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in accounts payable of $10.0 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in accrued expenses of $14.7 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.
•
Increase in accounts receivable of $16.8 million due primarily to 84% growth in activated policies during the three months ended March 31, 2026.
•
Increase in other current liabilities of $17.9 million due primarily to a reclassification of contract asset balances to contract liabilities.
•
Decrease in prepaid and other assets of $12.4 million due primarily to reduction in expected clawbacks from payments made to agents for policies sold.

For the three months ended March 31, 2025, net cash provided by operating activities was $10.8 million. This was driven primarily by net income of $12.2 million, non-cash expenses of $9.8 million related to stock-based compensation, $1.3 million related to depreciation and amortization, $1.0 million related to interest expense and $0.6 million related to deferred taxes. In addition, during the three months ended March 31, 2025, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $17.7 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in prepaid and other assets of $8.0 million due primarily to growth in expected clawbacks from payments made to agents for policies sold.
•
Increase in accounts receivable of $9.0 million due primarily to 69% growth in activated policies.
•
Increase in accounts payable of $10.2 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in accrued expenses of $6.0 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.

•
Increase in other current liabilities of $4.6 million due primarily to a reclassification of contract asset balances to contract liabilities.

Cash Flows Provided By / (Used In) Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $52.1 million. This was primarily driven by $77.2 million in investment purchases and $1.6 million investment in software development costs, which were partially offset by $27.0 million in proceeds from maturities and sales of investments.

For the three months ended March 31, 2025, net cash provided by investing activities was $2.0 million. This was primarily due to proceeds from maturity and sale of investments of $25.2 million, partially offset by purchases of investments of $22.2 million.

Cash Flows Provided By / (Used In) Financing Activities

For the three months ended March 31, 2026, cash provided by financing activities was $37.8 million. This was primarily driven by $91.6 million in proceeds from initial public offering and $0.7 million proceeds from exercise of stock options, partially offset by $49.1 million of payment of tax withholdings on settlement of RSUs, $3.6 million repayments of the liabilities related to the sale of commissions receivable and $1.8 million payments of deferred offering costs.

For the three months ended March 31, 2025, cash provided by financing activities was $3.4 million, which primarily consisted of proceeds from the sale of commissions receivable of $5.0 million, offset by repayments of the liabilities related to the sale of commissions receivable of $2.2 million and proceeds from stock option exercise of $0.7 million.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting estimates from those disclosed under the heading “Critical Accounting Policies and Estimates” within Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 17, 2026.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements, refer to “Accounting Pronouncements” in Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed with the SEC. There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report, including our consolidated financial statements and the related notes included elsewhere in this Quarterly Report, before making a decision to invest in our common stock. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which could cause you to lose part or all of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

Investing in our Class A common stock involves numerous risks, including the risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider these risks before making an investment. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

•
We have a history of losses, and while we have recently achieved profitability in certain recent periods, we may not sustain it in the future.
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

Risks Related to Our Business

We have a history of losses, and while we have recently achieved profitability in certain recent periods, we may not sustain it in the future.

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

In addition, following the closing of our initial public offering on January 30, 2026, the stock-based compensation expense related to our restricted stock units, or RSUs, has resulted in significant increases in our expenses for the three months ended March 31, 2026, which could impair our ability to maintain profitability.

While we have demonstrated the ability to reach profitability in certain recent periods, we may not maintain it in the future, and we may continue to incur significant losses. For example in the three months ended March 31, 2026, we incurred a net loss of $166.4 million.

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

While we continue to expand our carrier relationships, a significant portion of our policy volume is attributable to a limited number of carriers. For the three months ended March 31, 2025 and 2026, our top three carrier relationships, which are Ameritas, Banner Life (formerly Legal & General America), and TruStage, represented approximately 88%, respectively, of our total revenue. As our business and the insurance industry evolve, it may become necessary for us to offer insurance products from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers. Should our dependence on a smaller number of carriers increase, whether as a result of the termination of carrier relationships, carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer insurance products from a relatively small number of carriers or where a small number of carriers dominate the market. The termination, amendment or consolidation of our relationship with carriers could harm our business, financial condition, and results of operations.

We rely on a limited number of agency counterparties, and if we are unsuccessful in maintaining relationships with these and new agencies and their ultimate owners, our results of operations will be harmed.

In addition to our direct channel, we rely on our third-party channel, consisting primarily of contractual relationships with independent agents and agencies, to generate a significant and growing portion of our revenue. Our revenue from sales of policies on our platform through our third-party channel is driven by a limited number of agencies. In each of the years ended December 31, 2024 and 2025, approximately 25% and 31%, respectively, of our revenue was generated through three of our most significant agency relationships. We anticipate that we will continue to derive a significant portion of our revenue from sales of policies on our platform through agents from a limited number of agencies for the foreseeable future, and in some cases, the portion of our revenue attributable to certain agencies may increase in the future. We may not be able to maintain or increase revenue associated with such agencies for a variety of reasons, including if the agencies or affiliated agents no longer perceive our platform to be accretive to or cost-effective for activating new policies, or agents determine that alternative platforms, other methods of selling policies or products not offered by us are preferable. Our contractual arrangements with agencies have no minimum term or engagement commitments. As a result, the agencies with whom we work may disengage from or abandon use of our platform or services at any time at their discretion. We have in the past experienced, and may in the future experience, decreases or gaps in agent engagement with our platform, including as directed by agencies, for various reasons, whether related to or unrelated to Ethos or our platform or products.

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

We actively compete with a number of companies, including agencies, brokerages, traditional carrier distribution channels, as well as companies with online and platform offerings similar to ours. Competition may reduce the fees that we can obtain for services provided, which would have an adverse effect on revenue and margins. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. As insurance carriers and financial services companies expand their digital distribution strategies, we may face increased competition from larger, well-capitalized entities offering a broader range of products directly to consumers. In addition, a number of carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers or other market intermediaries. Furthermore, we compete with various other companies that provide risk-related services or alternatives to traditional insurance services, including other competing start-up companies, which are focused on using technology and innovation, to simplify and improve the customer experience, increase efficiencies, alter business models, and effect other potentially disruptive changes in the industries in which we operate. We also expect new entrants to offer competitive services and carriers may also seek to build their own solutions, including using advanced tools such as AI, and particularly in markets where development costs are lower. If we cannot compete successfully against current and future competitors, our business, results of operations, and financial condition could be negatively impacted.

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

It is critical to our success that consumers, agents, and carriers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of data breaches or data security incidents (for additional information on this risk, see the section titled “Risk Factors—Risks Related to Intellectual Property, Artificial Intelligence, Data Privacy, and Security—If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, loss of consumers or sales, and other adverse consequences”), infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other attempts to infiltrate or harm our systems or platform. It has become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

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
•
geopolitical tensions or conflicts, and economic instability, including the ongoing conflicts in the Middle East;
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

We prepare our condensed consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements. We are required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenue and expenses related to accounting under Accounting Standards Codification, or ASC, Topic 606 Revenue Recognition. For example, persistency estimates may be more variable early in the life cycle of a product or carrier relationship due to lack of relevant historical data to analyze. Lack of historical data as well as experience with post-issue audit practices of new carriers on our platform can result in greater fluctuations in future revenue and cash flows. We periodically evaluate our assumptions, estimates and judgment and conduct persistency assessments with outside advisors on a quarterly basis. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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

Risks Related to Intellectual Property, Artificial Intelligence, Data Privacy, and Security

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

We utilize artificial intelligence, machine learning, and similar tools and technologies, including generative AI and agentic AI (collectively, “AI”) that collect, aggregate, analyze or generate data or other materials or content in connection with our business, including customer-facing, operational and back-office functions, such as customer support, lead targeting, agent fraud detection, and development tooling. The use of AI technologies involves inherent risks. For example: AI tools may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI may subject us to new or heightened legal, regulatory, ethical, or other challenges; and negative public opinion or distrust of AI could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputation harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data, content, or other material we input into such AI tools, or the output of such AI tools, or if the data we are using as inputs for AI is not permitted to be further disclosed under state laws or contractual arrangements on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. If we are unable to use AI technologies, or if we avoid adopting or are slow to adopt them out of concern for the risks they present, it could make our business less efficient and result in competitive disadvantages.

Many of the AI technologies we currently, or may in the future, use are developed and maintained by third parties, and such technologies may not be designed, tested, or validated for deployment in complex enterprise environments such as ours. Though we perform due diligence into third-party providers of AI technologies and, where appropriate, impose contractual requirements regarding their information security practices, we are not able to control the way third-party products or services are developed, trained or maintained. Due to the rapid evolution of AI technologies (including generative AI and agentic AI), such technologies may perform unexpectedly in our enterprise environment, such as by experiencing downtime or introducing cybersecurity vulnerabilities.

The legal and regulatory frameworks that apply to AI technologies continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their laws and regulations to AI or are considering or have passed legal frameworks governing AI. Certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Utah Artificial Intelligence Policy Act, Colorado Artificial Intelligence Act and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws and, as a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) and may not always be able to anticipate how to respond to these laws or regulations.

Although we strive to use AI in compliance with applicable legal and ethical guidelines, including human-in-the loop oversight for key decision-making processes, we may use AI technologies to assist us in making certain decisions. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI technologies, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Our use of third party AI platforms and technologies presents a number of risks. Use of AI technologies could also include the input of our confidential information (including non-public information and personal information) by third parties in contravention of non-disclosure agreements or by our personnel or other related parties in contravention of our policies and procedures and, in each case, could result in such confidential information becoming part of a dataset that is generally accessible by AI technologies, applications, and users. Further, the use of AI technologies could be affected by claims of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets used to train AI technologies or the use of output generated by AI technologies, in either case which contain or are substantially similar to material protected by intellectual property, including patents, copyrights or trademarks. Similar claims of infringement, misappropriation or other violations of intellectual property could be made against providers of AI technologies, and affecting users of such AI technologies, which are considered to have substantial similarities to other, pre-existing AI technologies. Moreover, AI technologies will likely be competitive with certain business practices, or increase the obsolescence of certain organizations’ products or services (which might include competitiveness with, or causing the obsolescence of, other AI technologies). Further, we could be exposed to risks to the extent our third-party service providers or other partners use AI technologies in their business activities notwithstanding any preventative policies aimed at governing or restricting the use of such AI technologies. We are not able to control the way third-party products or services are developed, trained or maintained or the way third-party services utilizing AI technologies are provided to us.

Further, evolving legal and regulatory frameworks pose particular risk and uncertainty for entities operating in the insurance industry. For example, the Colorado Department of Insurance has issued regulations requiring life insurers to establish risk-based governance and management frameworks designed to determine whether algorithms and predictive modeling potentially result in unfair discrimination. Additionally, the National Association of Insurance Commissioners issued a model bulletin on the use of AI that has been adopted in some form by more than 20 states. The bulletins generally describe regulators’ expectations that insurance industry participants develop governance frameworks and risk management protocols designed to prevent unfair or discriminatory practices in connection with the use of AI. We may be required to devote additional resources to comply with new or evolving AI-related regulations, and we may not always be able to anticipate or adapt quickly to such changes. If we are unable to comply with such new or evolving AI-related regulations, our business may be adversely affected. Any such developments could affect any use of our or related third parties’ AI technologies and adversely impact, whether directly or indirectly, the success of our business.

AI technologies may also be more susceptible to cybersecurity threats, in part given the volume of data they utilize, which, in turn, could make our business more susceptible to cybersecurity threats (such as those described under “—Risks Related to Our Business—Cyber attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services could adversely affect our business, financial condition, and results of operations”), particularly in cases where we rely on AI technologies. Furthermore, the rapid evolution of AI technologies may at times outpace the development of effective security controls that account for the risks such technologies introduce. Though we make efforts to mitigate the risks introduced by AI technologies, our efforts may not always be successful, particularly for novel or emerging risks.

The use of AI technologies may expose us to other regulatory, operational, or reputational risks. For example, plaintiffs, including pro se litigants, may utilize AI technologies to generate complaints or otherwise in support of bringing litigation against us, including class action claims. Such complaints, regardless of their merits, could have an adverse effect on us by exposing us to negative publicity, reputational damage, or diversion of personnel and management resources.

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

We employ third-party software and other third-party technology for use in our business, and the inability to maintain these licenses or errors in the software and technology we license could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software and other technology (including AI) obtained under licenses or other commercial agreements from other companies. We anticipate that we will continue to rely on such third-party offerings in the future. Although we believe that there are commercially reasonable alternatives to the third-party software or technology we currently use, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software or technology may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software or technology would require us to enter into license agreements or other commercial arrangements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

Our Class B common stock has 20 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. As of March 31, 2026, stockholders who hold shares of Class B common stock, including our co-founders, entities affiliated with Accel, and entities affiliated with Sequoia Capital, together hold approximately 95.4% of the voting power of our outstanding capital stock. As a result, our co-founders, Accel, and Sequoia Capital have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the company or our assets, for the foreseeable future.

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

Further, based on shares outstanding as of April 30, 2026, holders of approximately 38,641,516 shares of our common stock, or 61% of our shares outstanding have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We have funded our operations since inception primarily through equity and debt financings as well as cash generated from operations. We cannot be certain our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity financings to secure additional funds. For example, in December 2024, we sold a portion of our commissions receivable to an unaffiliated third party re-insurer for upfront cash, as further described in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We may consider entering into such arrangements in the future depending on our capital and business needs. The terms of any such arrangements may be less favorable to us in the future, and such arrangements may result in variability in our cash flows, which may complicate our financial planning and period-over-period comparisons. If our use of such arrangements increases, any disruption in our ability to execute such transactions, or changes in their terms, could negatively impact our liquidity and financial condition. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, results of operations, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, if we issue additional equity securities, including in connection with merger and acquisition transactions, stockholders will experience dilution. In addition, new equity securities could have rights senior to those of our Class A common stock.

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

We will remain an emerging growth company until the first to occur of: (i) the last day of the year following the fifth anniversary of our initial public offering; (ii) the last day of the first year in which our annual gross revenue is $1.235 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Unregistered Equity Sales.

None.

(b)
Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing	Filed
Number					Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Ethos Technologies Inc.	8-K	001-43065	3.1	2/2/2026
3.2	Amended and Restated Bylaws of Ethos Technologies Inc.	S-1/A	333-290534	3.4	1/20/2026
10.1	2026 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-43065	10.2	3/17/2026
10.2	2026 Employee Stock Purchase Plan.	S-1/A	333-290534	10.3	1/20/2026
10.3	Non-Employee Director Compensation Policy.	S-1	333-290534	10.4	9/26/2025
10.4	Form of Indemnity Agreement entered into by and between Ethos Technologies Inc. and each director and executive officer.	S-1	333-290534	10.6	9/26/2025
10.5†	Exchange Agreement among Ethos Technologies Inc., Peter Colis, Lingke Wang, and certain other affiliated parties, dated January 28, 2026.	8-K	001-43065	10.1	2/2/2026
10.6†	Exchange Agreement among Ethos Technologies Inc., entities affiliated with Sequoia Capital and entities affiliated with Accel, dated January 28, 2026.	8-K	001-43065	10.2	2/2/2026
10.7†	Equity Exchange Right Agreement between Ethos Technologies Inc. and Peter Colis, dated January 28, 2026.	8-K	001-43065	10.3	2/2/2026
10.8†	Equity Exchange Right Agreement between Ethos Technologies Inc. and Lingke Wang, dated January 28, 2026.	8-K	001-43065	10.4	2/2/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	X

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that the Company treats as private or confidential.

* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2026

Ethos Technologies Inc.
By:	/s/ Peter Colis
Name:	Peter Colis
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Capozzi
Name:	Christopher Capozzi
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brandt Kucharski
Name:	Brandt Kucharski
Title:	Chief Accounting Officer
(Principal Accounting Officer)