Form 10-Q
period 2026-06-30
Ethos Technologies Inc.
filed 2026-08-05
CIK 1788451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

San Francisco, California 94105

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 27, 2026, Ethos Technologies Inc. had 31,554,807 shares of Class A common stock outstanding, and 32,204,647 shares of Class B common stock outstanding.

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
•
Agent Debt: We typically advance to agents a portion of the commissions we expect to earn on a policy at the time the policy is activated. When a policy lapses before the advanced compensation has been earned, the unearned portion of that advance becomes an amount owed to us, which we refer to as agent debt.
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
•
Persistency Reserve Liability: The term persistency reserve liability represents cash commission amounts received in excess of revenue recognized related to certain insurance carrier partners pursuant to our contracts with these carriers.
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

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We intend to announce material information to the public through filings with the Securities and Exchange Commission (“SEC”), the investor relations page on our website, press releases, public conference calls, public webcasts, our blog posts on our website, and our X (formerly Twitter) (@getEthosLife) and LinkedIn (www.linkedin.com/company/ethoslife) accounts. The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

The information we post through these channels is not a part of this Quarterly Report on Form 10-Q. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$112,158	$91,091
Short-term investments	56,161	34,876
Accounts receivable, net	57,211	36,498
Commissions receivable-current, net	30,886	28,786
Prepaid and other current assets	45,585	54,553
Total current assets	302,001	245,804
Long-term assets:
Commissions receivable, net	293,394	224,219
Property and equipment, net	10,986	8,189
Operating lease right-of-use assets	1,623	2,183
Goodwill	2,238	2,238
Acquired intangible assets, net of amortization	611	662
Long-term investments	84,536	31,468
Other long-term assets	695	574
Total long-term assets	394,083	269,533
Total assets	$696,084	$515,337
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$80,353	$55,070
Accrued expenses	62,053	39,224
Liabilities related to sale of commissions receivable, current	9,491	11,750
Operating lease liabilities, current	1,031	1,125
Other current liabilities	46,117	6,021
Total current liabilities	199,045	113,190
Long-term liabilities:
Liabilities related to sale of commissions receivable, non-current	8,738	12,509
Operating lease liabilities, non-current	742	1,228
Deferred tax liability	11,393	8,529
Total long-term liabilities	20,873	22,266
Total liabilities	219,918	135,456
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.0001, 20,000 and 37,400 shares authorized, nil and 37,228 shares issued, and outstanding as of June 30, 2026 and December 31, 2025	—	403,997
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, nil and 1,040,000 shares, Class A Common Stock, $0.0001 par value, 1,000,000 and nil shares, and Class B Common Stock, $0.0001 par value, 40,000 and nil shares authorized at June 30, 2026 and December 31, 2025, respectively; nil and 16,647 shares Common Stock, 31,555 and nil shares of Common Stock Class A, and 32,204 and nil shares of Class B Common Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	726,960	78,950
Accumulated other comprehensive loss	(1,426)	(554)
Accumulated deficit	(249,374)	(102,514)
Total stockholders’ equity (deficit)	476,166	(24,116)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$696,084	$515,337

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Commission	$189,562	$88,849	$382,661	$183,737
Total revenue	189,562	88,849	382,661	183,737
Costs and expenses:
Sales and marketing	128,086	51,748	272,193	108,131
General and administrative	23,910	8,147	204,554	21,543
Technology (exclusive of amortization)	13,871	7,284	40,934	16,942
Cost of revenue	4,026	1,422	7,256	2,997
Depreciation and amortization	1,550	1,406	2,919	2,743
Total costs and expenses	171,443	70,007	527,856	152,356
Income (loss) from operations	18,119	18,842	(145,195)	31,381
Other income (expense):
Interest expense	(616)	(646)	(1,278)	(1,619)
Interest income	1,765	1,549	3,142	3,062
Other income, net	52	26	105	58
Total other income, net	1,201	929	1,969	1,501
Net income (loss) before income tax expense	19,320	19,771	(143,226)	32,882
Income tax expense (benefit)	(211)	1,302	3,634	2,166
Net income (loss)	19,531	18,469	(146,860)	30,716
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	(5,642)	—
Net income (loss) attributable to common stockholders	$19,531	$18,469	$(152,502)	$30,716
Per share data:
Basic net income (loss) per share	$0.31	$1.12	$(2.73)	$1.87
Diluted net income (loss) per share	$0.30	$0.31	$(2.73)	$0.52
Weighted-average shares used in computing basic net income (loss) per share	63,480	16,544	55,805	16,402
Weighted-average shares used in computing diluted net income (loss) per share	65,645	58,794	55,805	58,778

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$19,531	$18,469	$(146,860)	$30,716
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(261)	70	(621)	195
Unrealized foreign currency translation loss	(62)	(15)	(251)	(134)
Total other comprehensive income (loss)	(323)	55	(872)	61
Comprehensive income (loss)	$19,208	$18,524	$(147,732)	$30,777

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands)

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	37,228	$403,997	16,647	$2	$78,950	$(554)	$(102,514)	$(24,116)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	3,545	—	(48,419)	—	—	(48,419)
Issuance of common stock upon exercise of warrants	—	—	81	—	—	—	—	—
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	—	—	(5,642)	—	—	(5,642)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,228)	(403,997)	37,593	4	409,635	—	—	409,639
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	5,128	—	82,582	—	—	82,582
Stock-based compensation expense	—	—	—	—	194,219	—	—	194,219
Other comprehensive loss	—	—	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	—	—	(166,391)	(166,391)
Balance, March 31, 2026	—	$-	62,994	$6	$711,325	$(1,103)	$(268,905)	$441,323
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	765	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	15,600	—	—	15,600
Other comprehensive loss	—	—	—	—	—	(323)	—	(323)
Net income	—	—	—	—	—	—	19,531	19,531
Balance, June 30, 2026	—	$-	63,759	$6	$726,960	$(1,426)	$(249,374)	$476,166

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	37,228	$403,997	16,032	$2	$66,991	$(478)	$(173,665)	$(107,150)
Issuance of common stock	—	—	500	—	719	—	—	719
Stock-based compensation expense	—	—	—	—	10,073	—	—	10,073
Other comprehensive income	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	12,247	12,247
Balance, March 31, 2025	37,228	$403,997	16,532	$2	$77,783	$(472)	$(161,418)	$(84,105)
Issuance of common stock	—	—	23	—	71	—	—	71
Stock-based compensation expense	—	—	—	—	502	—	—	502
Other comprehensive income	—	—	—	—	—	55	—	55
Net income	—	—	—	—	—	—	18,469	18,469
Balance, June 30, 2025	37,228	$403,997	16,555	$2	$78,356	$(417)	$(142,949)	$(65,008)

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(146,860)	$30,716
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred taxes	2,864	1,617
Depreciation and amortization	2,919	2,743
Non-cash interest expense	1,278	1,619
Amortization of discounts and premium, investments	(532)	(639)
Stock-based compensation expense	208,197	10,292
Operating lease right-of-use asset amortization	548	412
Unrealized foreign currency translation	(161)	(134)
Changes in operating assets and liabilities:
Prepaid and other assets	1,886	(10,866)
Accounts payable	25,408	22,634
Accounts receivable	(20,713)	(8,165)
Commissions receivable	(2,100)	(8,926)
Long-term commissions receivable	(69,175)	(22,204)
Accrued expenses	23,781	6,070
Other current liabilities	39,529	(385)
Other long-term liabilities	—	(750)
Net cash provided by operating activities	66,869	24,034
Cash flows from investing activities
Purchase of property and equipment	(678)	(578)
Purchase of investments	(122,388)	(22,210)
Proceeds from maturity of investments	47,315	45,800
Investment in software development costs	(3,337)	(1,797)
Net cash provided by (used in) investing activities	(79,088)	21,215
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	91,580	—
Proceeds from liabilities related to sale of commissions receivable	—	5,000
Taxes paid related to net share settlement of restricted stock units	(49,085)	—
Repayment of liabilities related to sale of commissions receivable	(6,978)	(4,711)
Proceeds from exercise of stock options and warrants	701	790
Payment of deferred offering costs	(2,843)	(1,118)
Net cash provided by (used in) financing activities	33,375	(39)
Net increase in cash and cash equivalents	21,156	45,210
Effect of exchange rates on cash	(89)	(1)
Cash and cash equivalents, beginning of period	91,091	35,075
Cash and cash equivalents, end of period	$112,158	$80,284
Supplemental disclosure of non-cash items:
Conversion of convertible preferred stock into common stock upon initial public offering	$403,997	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$8,998	$—
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	$5,642	$—
Capitalized property and equipment costs in accounts payable at period end	$26	$69
Cash paid for income taxes	$—	$1,418
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$—	$190
Stock-based compensation capitalized as software development costs	$1,622	$283
Deferred offering costs in accounts payable and accrued expenses	$—	$1,946

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("Annual Report"), which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. There have been no significant changes to these policies during the three and six months ended June 30, 2026.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), consistent in all material respects with those applied in the Company's Annual Report. The accompanying condensed consolidated financial statements include the wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's quarterly results. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Annual Report.

Initial Public Offering

On January 30, 2026, the Company completed its initial public offering (the “IPO”) of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commissions and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively (see Note 9 for additional information). Included in this amount were 0.2 million incremental shares of Class A common stock issued in accordance with the contractual conversion rights of the Company's Series D and D-1 redeemable convertible preferred stock, and we recorded a $5.6 million deemed dividend to Series D and Series D-1 redeemable convertible preferred stockholders upon the IPO.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the potential for collection issues with any of its customers is minimal as of June 30, 2026 and 2025 based on the lack of collection issues in the past and high financial standards the Company requires of its customers. The Company does not require collateral to secure trade receivable balances. As of June 30, 2026, three insurance carrier customers accounted for 67%, 13% and 12% of total accounts and commissions receivable. As of December 31, 2025, two insurance carrier customers accounted for 71% and 14% of total accounts and commissions receivable. Insurance carrier customers representing 10% or more of total revenue are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carrier A	43%	44%	41%	39%
Carrier B	36%	29%	38%	34%
Carrier C	*	14%	10%	15%

*Less than 10% of total revenue.

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

3. Revenue

The following table presents our revenue disaggregated by channel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct channel revenue	$116,486	$50,439	$262,499	$112,183
Third-party channel revenue	73,076	38,410	120,162	71,554
Total revenue	$189,562	$88,849	$382,661	$183,737

Accounts Receivable, Net

Accounts Receivable balances are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$53,337	$34,230	$36,498	$30,303
Additions from commissions receivable	154,826	73,211	306,904	149,127
Other additions (1)	2,686	3,196	6,731	6,753
Collections	(153,680)	(76,869)	(292,957)	(152,413)
Change in allowance for doubtful accounts	42	(300)	35	(302)
Ending balance	$57,211	$33,468	$57,211	$33,468

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

4. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities as of June 30, 2026 and December 31, 2025 (in thousands):

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
June 30, 2026	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$40,991	$—	$(19)	$—	$40,972
Corporate debt securities	71,073	27	(213)	—	70,887
Agency bonds	29,066	—	(228)		28,838
Total investments	$141,130	$27	$(460)	$—	$140,697

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
December 31, 2025	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$9,230	$4	$—	$—	$9,234
Corporate debt securities	44,994	180	(1)	—	45,173
Agency bonds	11,935	4	(2)	—	11,937
Total investments	$66,159	$188	$(3)	$—	$66,344

The Company examined its securities at each balance sheet date to determine if there was a need to recognize an allowance for credit loss pertaining to these securities. Upon review of all holdings, it was concluded that the unrealized losses on the fixed maturity securities were chiefly attributable to the interest rate environment, rather than the credit quality of the issuers. The Company has no plans to liquidate these investments, and it is unlikely for a necessary sale to occur before the recovery of their amortized cost basis. Therefore, no allowance for credit loss was recognized as of June 30, 2026 and December 31, 2025.

The gross unrealized losses and estimated fair values on investments aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	12 months or greater		Less than 12 months
June 30, 2026	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
U.S. government bonds	$—	$—	$(19)	$40,972
Corporate debt securities	—	—	(213)	58,923
Agency bonds	—	—	(228)	28,838
Total investments	$—	$—	$(460)	$128,733

	12 months or greater		Less than 12 months
December 31, 2025	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$(1)	$4,597
Agency bonds	—	—	(2)	7,060
Total investments	$—	$—	$(3)	$11,657

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

The estimated fair value of debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, were as follows (in thousands):

June 30, 2026	Amortized Cost	Estimated Fair Value
Due in one year or less	$56,194	$56,161
Due after one year through five years	84,936	84,536
Total investments	$141,130	$140,697

December 31, 2025	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,849	$34,876
Due after one year through five years	31,310	31,468
Total investments	$66,159	$66,344

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

Financial instruments measured at fair value are as follows (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
U.S. government bonds	$40,972	$—	$—	$40,972
Corporate debt securities	—	70,887	—	70,887
Agency bonds	—	28,838	—	28,838
Total assets measured at fair value	$40,972	$99,725	$—	$140,697

December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. government bonds	$9,234	$—	$—	$9,234
Corporate debt securities	—	45,173	—	45,173
Agency bonds	—	11,937	—	11,937
Total assets measured at fair value	$9,234	$57,110	$—	$66,344

6. Balance Sheet Components

The Company’s prepaid and other current assets recorded in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Agent advances	$34,364	$40,294
Deferred offering costs	—	7,241
Other assets	11,221	7,018
Total prepaid and other assets	$45,585	$54,553

The components of the Company’s property and equipment, net as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Developed software	$27,394	$22,535
Computer equipment	4,443	3,798
System consulting	141	141
Furniture and fixtures	86	53
Leasehold improvements	7	7
Property and equipment	32,071	26,534
Accumulated depreciation and amortization	(21,085)	(18,345)
Total property and equipment, net	$10,986	$8,189

The Company recorded depreciation and amortization expense related to property and equipment, net, excluding developed software, of $0.4 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

The Company capitalized developed software costs of $1.9 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense related to developed software costs, included in depreciation and amortization in the condensed consolidated statements of operations and comprehensive income (loss), was $1.2 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

The Company’s accrued expenses recorded in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Accrued sales and marketing expenses	$50,961	$27,761
Accrued payroll and compensation	4,391	2,890
Accrued underwriting expenses	3,487	2,615
Accrued professional services expenses	1,566	1,004
Deferred offering costs payable	—	934
Other accrued expenses	1,648	4,020
Total accrued expenses	$62,053	$39,224

The Company’s other current liabilities recorded in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
Persistency reserve liability (1)	$43,203	$4,879
Taxes payable	2,016	1,092
Other current liabilities	898	50
Total other current liabilities	$46,117	$6,021

(1) The persistency reserve liability represents cash commission amounts received in excess of revenue recognized related to certain insurance carrier partners pursuant to our contracts with these carriers.

7. Commitments and Contingencies

Operating Lease

The Company has non-cancellable contractual obligations and commitments primarily related to operating lease agreements for its office facilities in San Francisco, California, as well as in India, which expire at various dates through November 2028. For its primary operating leases, the Company has the option to extend the lease terms.

As of June 30, 2026, future lease payments under the Company’s operating lease agreements were as follows (in thousands):

Remainder of 2026	$601
2027	771
2028	503
Total future lease payments	1,875
Less interest	(102)
Present value of lease liabilities	$1,773

Letter of Credit

On June 30, 2025, the Company entered into an unsecured letter of credit of $30.0 million with Citizens Bank in favor of two carrier partners. The letter of credit could not be drawn upon in the normal course of business and could only be drawn upon automatically to fund the letter of credit obligation if the carrier partner called on the letter of credit. If there was a draw on the letter of credit, the Company was obligated to reimburse the bank in cash, in immediately available funds, within one business day following notice of such draw from the lender. The letter of credit expired in June 2026.

8. Liabilities Related to Sale of Commissions Receivable

The table below shows the activity of the liabilities related to sale of commissions receivable (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$21,183	$32,345	$24,259	$33,545
Non-cash interest expense	451	646	948	1,619
Repayment of liabilities related to sale of commissions receivable	(3,405)	(2,538)	(6,978)	(4,711)
Ending balance	$18,229	$30,453	$18,229	$30,453
Less: Liabilities related to sale of commissions receivable, current	9,491	12,267	9,491	12,267
Liabilities related to sale of commissions receivable, non-current	$8,738	$18,186	$8,738	$18,186

The aggregate future estimated payments less proceeds received will be recognized as interest expense over the life of the agreement. The Company’s estimated effective annual interest rate was 8.87% and 8.31% as of June 30, 2026 and December 31, 2025, respectively.

9. Stockholders’ Equity (Deficit)

As of December 31, 2025, the Company was authorized to issue two classes of stock: common stock and redeemable convertible preferred stock. The total number of shares that the Company was authorized to issue on December 31, 2025, was 1,040.0 million shares of common stock with a par value of $0.0001 and 37.4 million of preferred stock with a par value of $0.0001.

Upon the closing of the IPO on January 30, 2026, the Company had two classes of authorized common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to 20 votes and is convertible at any time into one share of Class A common stock.

Redeemable Convertible Preferred Stock

A summary of the redeemable convertible preferred stock shares authorized, issued, and outstanding as of December 31, 2025 is as follows (in thousands):

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Balance at December 31, 2025	37,400	37,228	$4	$404,801

Immediately prior to the closing of the IPO on January 30, 2026, all 37.2 million shares of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, and Series D-1 redeemable convertible preferred stock converted into an aggregate of 18.5 million shares and 19.1 million shares of the Company’s Class A and Class B common stock after adjusting the conversion ratios of the redeemable convertible preferred stock, respectively, and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Included in this amount were 0.2 million incremental shares of Class A common stock issued in accordance with the contractual conversion rights of the Company's Series D and D-1 redeemable convertible preferred stock. The Company recorded a $5.6 million deemed dividend to Series D and D-1 redeemable convertible preferred stockholders upon the IPO.

Immediately prior to the closing of the IPO, the Company was authorized to issue 20.0 million shares of preferred stock. No shares of redeemable convertible preferred stock were outstanding following the IPO and as of June 30, 2026.

Common Stock

As of December 31, 2025, 16.6 million shares of authorized common stock were issued and outstanding, and each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. The majority of the outstanding common stock has been issued as founder’s stock. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The Company did not hold any shares as treasury shares as of December 31, 2025.

On January 30, 2026, the Company completed its IPO of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by the Selling Stockholders, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commissions and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively.

In connection with the closing of its IPO, the Company’s certificate of incorporation was amended and restated to authorize 1,000.0 million shares of Class A common stock, par value $0.0001 per share, 40.0 million shares of Class B common stock, par value $0.0001 per share, and 20.0 million shares of preferred stock, par value $0.0001 per share.

In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2026 Equity Incentive Plan (the “2026 Plan”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms. Under the 2026 Plan, 19.0 million shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, consisting of 13.0 million new shares and up to 6.0 million shares underlying outstanding awards granted under our 2016 Plan. Additionally, the Company’s board of directors adopted, and its stockholders approved, the 2026 Employee Stock Purchase Plan (the “2026 ESPP”), which became effective upon the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1.3 million shares of the Company’s Class A common stock.

The Company has reserved shares of common stock for future issuance for the following purposes at June 30, 2026 (in thousands):

June 30, 2026
Warrants to purchase common stock	463
Common stock options outstanding and unvested RSUs	6,448
Shares available for grant under 2026 Plan	11,147
Shares available for grant under 2026 ESPP	1,300
Total shares of common stock reserved	19,358

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

In connection with the IPO, the Company’s board of directors and its stockholders:

•
Adopted and approved the 2026 Plan. Under the 2026 Plan, 19.0 million shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Plan terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms. The 2026 Plan provides that the initial aggregate number of shares that may be issued pursuant to awards will not exceed 13.0 million plus up to 6.0 million returning shares, as they become available from time to time. In addition, subject to any adjustments as necessary to implement any Capitalization Adjustments (as defined therein), the aggregate number of shares of the Company's common stock reserved will automatically increase on January 1 of each year for a period of ten years commencing 2027 and ending on (and including) 2036, in an amount equal to 5% of the total number of shares of capital stock outstanding on the preceding December 31. The aggregate maximum number of shares that may be issued pursuant to the exercise of Incentive Stock Options is 39.0 million shares.
•
Adopted and approved the 2026 Employee Stock Purchase Plan (the “2026 ESPP”). The 2026 ESPP provides that the maximum number of shares of the Company's common stock that may be issued under the 2026 ESPP will not exceed 1.3 million shares of the Company’s Class A common stock, plus the number of shares that are automatically added on January 1 of each calendar year for a period of up to ten years, commencing on January 1, 2027 and ending on (and including) January 1, 2036, in an amount equal to the lesser of (a) 1% of the total number of shares of capital stock outstanding on the last day of the preceding calendar year, or (b) 2.6 million shares.

Stock Options

The following table summarizes the stock option activities under the Company’s stock plans for the six months ended June 30, 2026 (in thousands, except for per share data):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Exercise Term (Years)
Outstanding at December 31, 2025	1,136	$3.18	$20,715	4.38
Forfeited	—	NM	NM	NM
Exercised	(253)	2.79	3,094	—
Outstanding at June 30, 2026	883	$3.29	$13,151	3.90
Vested and expected to vest at June 30, 2026	883	$3.29	$13,151	3.90
Exercisable at June 30, 2026	883	$3.29	$13,151	3.90

* NM - not meaningful

On January 29, 2026, 0.2 million fully vested stock options were exercised resulting in issuance of 0.2 million shares of common stock which immediately converted into 0.2 million shares of Class A common stock upon the closing of the IPO.

The Company recorded compensation expense for stock options of $0.1 and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $10.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, all outstanding options were fully vested.

Restricted Stock Units

The following table summarizes the RSUs activity under the Company’s stock plans for the six months ended June 30, 2026 (in thousands, except for per share data):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	10,451	$26.10
Granted	2,023	17.59
Forfeited	(287)	18.14
Vested	(6,622)	23.32
Unvested outstanding at June 30, 2026	5,565	$26.73

In February 2025, the performance triggers were lifted for 0.3 million RSUs, the awards were vested and $8.0 million was recognized as compensation expense. On January 29, 2026, 5.7 million RSUs meeting both service and performance triggers became vested and released, resulting in the recognition of $181.7 million in compensation cost and net issuance of 3.1 million shares of common stock after considering the withholding tax impact, which subsequently converted into 2.0 million and 1.1 million shares of Class A and Class B common stock, respectively, upon the closing of the IPO.

As of June 30, 2026, unrecognized compensation costs related to unvested RSUs and performance-based restricted stock units ("PRSUs") were $32.1 million and $56.2 million, respectively. The remaining unrecognized compensation costs for RSUs and PRSUs are expected to be recognized over a weighted-average period of 2.2 years and 1.8 years, respectively, excluding additional stock-based compensation expense related to any future grants of share-based awards.

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

The amount of stock-based compensation related to stock-based awards in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$1,219	$33	$11,152	$2,020
General and administrative	11,818	294	178,373	5,768
Technology (exclusive of amortization)	2,436	151	18,672	2,504
Stock-based compensation, net of amounts capitalized	$15,473	$478	$208,197	$10,292
Capitalized stock-based compensation	127	24	1,622	283
Total stock-based compensation	$15,600	$502	$209,819	$10,575

Common Stock Warrants

April 2024 Warrant

In April 2024, the Company issued warrants to a third party to purchase an aggregate of up to 0.4 million shares of common stock at an exercise price of $10.15 per share (“April 2024 Warrant”). The April 2024 Warrant expires in April 2027, and none vested during the three and six months ended June 30, 2026. The remainder of the shares underlying the April 2024 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. For the three months ended June 30, 2026 and 2025, the Company recognized nil for both periods, related to the issuance of the April 2024 Warrant. For the six months ended June 30, 2026 and 2025, the Company recognized nil and less than $0.1 million, respectively. The April 2024 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

January 2025 Warrant

In January 2025, the Company issued fully vested warrants to a third party to purchase an aggregate of up to 0.03 million shares of common stock at an exercise price of $0.07 per share (“January 2025 Warrant”). The January 2025 Warrant expired in 2030. The Company recognized nil and $1.3 million during the three and six months ended June 30, 2025, respectively, related to the issuance of the January 2025 Warrant. In October 2025, all of the 0.03 million warrants were exercised and became outstanding Class A Common Stock.

April 2025 Warrant

In April 2025, the Company issued warrants to a third party to purchase an aggregate of up to 0.08 million shares of common stock at an exercise price of $40.32 per share (“April 2025 Warrant”). The April 2025 Warrant expires in April 2027, and no warrants vested during the three and six months ended June 30, 2026. The remainder of the shares underlying the April 2025 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. The Company recognized nil for the three and six months ended June 30, 2026. The Company recognized less than $0.1 million for the three and six months ended June 30, 2025, respectively. A total of 0.05 million April 2025 warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

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

11. Income Taxes

The Company’s effective tax rates were -1.1% and 6.6% for the three months ended June 30, 2026 and 2025, respectively, and -2.5% and 6.6% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, partially offset by valuation allowance in the U.S. jurisdictions where the Company does not benefit from losses and tax credits.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026			2025	2026			2025
	Class A	Class B	Consolidated	Common	Class A	Class B	Consolidated	Common
Basic net income (loss) per share:
Numerator:
Net income (loss)	$9,624	$9,907	$19,531	$18,469	$(70,758)	$(76,102)	$(146,860)	$30,716
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	—	—	(2,718)	(2,924)	(5,642)	—
Net income (loss) attributable to common stockholders	$9,624	$9,907	$19,531	$18,469	$(73,476)	$(79,026)	$(152,502)	$30,716
Denominator:
Weighted-average common shares outstanding (1)	31,280	32,200	63,480	16,544	26,887	28,918	55,805	16,402
Basic net income (loss) per share	$0.31	$0.31	$0.31	$1.12	$(2.73)	$(2.73)	$(2.73)	$1.87

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$9,951	$9,580	$19,531	$18,469	$(73,476)	$(79,026)	$(152,502)	$30,716
Denominator:
Weighted-average common shares outstanding (1)	31,280	32,200	63,480	16,544	26,887	28,918	55,805	16,402
Effect of dilutive securities:
Stock options	732	—	732	1,117	—	—	—	1,183
Redeemable convertible preferred Stock	—	—	—	37,296	—	—	—	37,296
Warrants	9	—	9	133	—	—	—	147
Restricted stock units	1,424	—	1,424	3,704	—	—	—	3,750
Weighted-average diluted shares	33,445	32,200	65,645	58,794	26,887	28,918	55,805	58,778
Diluted net income (loss) per share	$0.30	$0.30	$0.30	$0.31	$(2.73)	$(2.73)	$(2.73)	$0.52

(1)
In connection with our IPO, our Series A-1, Series A-2, Series A, Series B, Series C, Series D, Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company's Class A common stock and Class B common stock. For the six months ended June 30, 2026, these shares were weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	2,056	4,228	5,565	4,228
Stock Options	32	—	883	—
Warrants	4	—	463	—
Total	2,092	4,228	6,911	4,228

13. Subsequent Events

On July 8, 2026, the Company granted a total of 1.8 million time-based RSUs and 4.8 million PRSUs to its Chief Executive Officer, as well as its President under its 2026 Equity Incentive Plan. The time-based RSUs vest over approximately four years, subject to continued service. The PRSUs vest based on Adjusted EBITDA CAGR targets achieved over the performance periods of the fiscal year ended December 31, 2027 and 2028, respectively (ranging from 0% to 200% of target), subject to a market condition and continued service. The Company estimates that it will recognize approximately $6.6 million of stock-based compensation expenses related to these awards in the third quarter of 2026.

On August 2, 2026, our board of directors authorized a $100 million share repurchase program of our outstanding Class A common stock which will be funded from available working capital. Repurchases of our Class A common stock may be effected, from time to time, on the open market (including pre-set trading plans), and other transactions in accordance with applicable securities laws. The share repurchase program does not have a fixed expiration date, does not obligate us to acquire any particular amount of Class A common stock, and may be suspended or discontinued at any time.

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

Overview

Ethos is a technology company transforming the life insurance industry. We have built a vertically integrated technology platform that makes life insurance accessible, affordable, and transparent for everyone. Since inception, we have activated over 700,000 policies. Through our three-sided technology platform, we serve a growing ecosystem of consumers, agents, and carriers, each of which benefits from the scale, ease-of-use, and efficiency of our platform. This creates strong network effects that drive our continued growth. We serve the following constituents through our digital platform:

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

Key Factors Affecting our Performance

Cost-Effectively Activating New Policies. Our continued growth is dependent on cost-effectively activating new policies. We reach consumers by investing in direct marketing and agent payments. Our direct marketing is diversified and includes affiliate marketing, search engine marketing, social media advertising, TV advertising, and others. We dynamically adjust our direct marketing on a daily basis to optimize our acquisition strategy. Spending to activate a new policy is governed by our payback period, which we define as the number of months it takes for the cash commissions received to offset advertising spend and agent payments, as well as underwriting, sales team and payment processing costs. As of June 30, 2026, our average payback period was within two months.

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

Strategic Carrier Relationships. Maintaining our active carrier relationships and establishing new carrier relationships are critical for our continued growth. However, we still have significant opportunities to increase our share, as we accounted for a minority of the top three carriers’ life insurance premiums in 2025. Beyond our current relationships, we intend to selectively work with new carriers, primarily to facilitate new product introductions and further diversify our positions within our existing carrier base.

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

Macroeconomic and Regulatory Trends. Macroeconomic factors, including a high interest rate environment, equity market returns, and a tight labor market impact the financial services and life insurance industries. Moreover, changes in the tax code (demand for insurance for tax planning purposes) or in capital reserving requirements (such as the approval of the principles-based reserving regime in 2017) impact the demand for the life insurance products we offer and the profitability of the carriers with whom we work. These macroeconomic and regulatory factors have the potential to affect demand for our underwriting and distribution services.

Key Business Metrics and Non-GAAP Financial Measures

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table presents our key business metrics for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		Change %	2026		2025		Change %
	Amount	% Revenue	Amount	% Revenue		Amount	% Revenue	Amount	% Revenue
Direct channel revenue	$116,486	61%	$50,439	57%	131%	$262,499	69%	$112,183	61%	134%
Third-party channel revenue	73,076	39%	38,410	43%	90%	120,162	31%	71,554	39%	68%
Total revenue	$189,562	100%	$88,849	100%	113%	$382,661	100%	$183,737	100%	108%

Total Activated Policies	107,847		46,283		133%	196,220		94,405		108%

Average Revenue Per Unit	$1,758		$1,920		-8%	$1,950		$1,946		0%

Activated Policies. We define activated policies as the number of policies issued on our platform over a given period of measurement. Activated policies have increased over time as we have expanded our direct and third-party channels and added product offerings with existing and new carriers.

The total number of activated policies increased by 133% and 108% for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Average Revenue Per Unit. We define ARPU as our total GAAP revenue for a given period, divided by the total number of activated policies during the period.

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

ARPU was $1,758 and $1,950 during the three and six months ended June 30, 2026, compared to $1,920 and $1,946 during the same periods in 2025, respectively. ARPU for the total business decreased by 8% for the three months ended June 30, 2026, and remained approximately flat for the six months ended June 30, 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Gross profit	$185,536	$87,427	$375,405	$180,740
Gross margin	98%	98%	98%	98%
Contribution profit(1)	$62,314	$37,647	$120,913	$78,118
Contribution margin(1)	33%	42%	32%	43%
Net Income (loss)	$19,531	$18,469	$(146,860)	$30,716
Net income margin	10%	21%	(38)%	17%
Adjusted EBITDA(1)	$35,207	$20,752	$68,822	$44,474
Adjusted EBITDA margin(1)	19%	23%	18%	24%

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

Contribution Profit. We define Contribution Profit as our gross profit less sales and marketing expenses, which includes agent payments and underwriting costs for non-activated policies, plus stock-based compensation and related taxes related to our employees and overhead costs allocated to sales and marketing expenses. Gross profit is defined as revenue less cost of revenue. Cost of revenue primarily consists of underwriting costs associated with activated policies. Overhead costs allocated to sales and marketing expenses include professional fees, technology expenses, and other related expenses. Contribution Margin is calculated by dividing Contribution Profit for a period by revenue for the same period.

Contribution Profit is primarily impacted by revenue as well as marketing costs, which consists of advertising spend on our website and agent payments for policies sold through our third-party channel. Both ARPU and marketing costs are impacted by changes in product and distribution channel mix.

The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$185,536	$87,427	$375,405	$180,740
Less: sales and marketing	(128,086)	(51,748)	(272,193)	(108,131)
Add: stock-based compensation and related taxes allocated to sales and marketing	1,219	33	11,583	2,020
Add: professional fees allocated to sales and marketing	1,023	550	1,350	916
Add: technology expenses allocated to sales and marketing	1,475	651	2,686	1,447
Add: other expenses allocated to sales and marketing	1,147	734	2,082	1,126
Contribution profit	$62,314	$37,647	$120,913	$78,118

For the three and six months ended June 30, 2026, Contribution Profit increased by $24.7 million and $42.8 million, respectively, compared to the same periods in 2025. The increase in Contribution Profit was primarily driven by continued

revenue growth across both our direct and third-party channels, partially offset by the increase in sales and marketing expenses.

Contribution Margin was 33% and 42% for the three months ended June 30, 2026 and 2025, respectively, and 32% and 43% for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, the decrease was primarily driven by the change to third-party agent compensation and persistency estimates implemented in the period ended March 31, 2026. For the six months ended June 30, 2026 and 2025, the decrease was driven by a one-time charge of $16.5 million in agent compensation in sales and marketing expenses, recorded in the three months ended March 31, 2026. We use Contribution Profit and Contribution Margin to evaluate our operating performance. We believe that Contribution Profit and Contribution Margin provide useful information to investors about our business and financial performance because they offer insight into how efficiently we activate new policies and generate revenue by accounting for the direct expenses associated with those activated policies. Contribution Profit and Contribution Margin should not be considered as alternatives to gross profit and gross margin, or any other measure of financial performance calculated and presented in accordance with GAAP.

Adjusted EBITDA. We define Adjusted EBITDA as net income excluding interest expense, interest income, income tax expense (benefit), depreciation and amortization, and stock-based compensation and related taxes as set forth in the table below. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. We use Adjusted EBITDA and Adjusted EBITDA Margin to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assist our board of directors in monitoring our business and financial performance. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, including by providing consistency and comparability with our past financial performance, and allow for greater transparency with respect to measures used by our management in investors’ financial and operational decision making. In addition, we believe Adjusted EBITDA is widely used by investors, securities analysts, and other parties in evaluating companies in its industry as a measure of operational performance.

The following table provides a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$19,531	$18,469	$(146,860)	$30,716
Interest expense	616	646	1,278	1,619
Interest income	(1,765)	(1,549)	(3,142)	(3,062)
Income tax expense (benefit)	(211)	1,302	3,634	2,166
Depreciation and amortization	1,550	1,406	2,919	2,743
EBITDA	$19,721	$20,274	$(142,171)	$34,182
Stock–based compensation and related taxes	15,486	478	210,993	10,292
Adjusted EBITDA	$35,207	$20,752	$68,822	$44,474

For the three and six months ended June 30, 2026, Adjusted EBITDA increased by $14.5 million and $24.3 million, respectively, compared to the same periods in 2025. The increase in Adjusted EBITDA was primarily due to the increase in revenue partially offset by the increase in operating expenses excluding stock-based compensation and related taxes expenses.

For the three and six months ended June 30, 2026, Adjusted EBITDA Margins decreased by 4% and 6%, respectively, compared to the same periods in 2025. The decrease in Adjusted EBITDA Margin for both periods was primarily driven by the change of third-party agent compensation and persistency estimates which is also attributable to the decrease in contribution margin as discussed above, partially offset by other lower fixed operating expenses as a percentage of revenue.

We expect Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

Components of Results of Operations

Revenue

We primarily generate revenue through commissions paid by carriers from policies activated and sold through our platform as well as from our provision of third-party administrator ("TPA") services for such policies. Our commission revenue is recognized upfront upon delivering new policyholders to carriers, and we have no material additional obligations post-sale. Our revenue for an activated policy includes both the first-year commission and renewal commissions, both of which require significant judgment in applying a persistency estimate. In future periods following policy activation, we recognize in-period adjustments in revenue as the applicable persistency estimates are updated.

Costs and Expenses

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

Interest Expense

Interest expense consists of interest costs associated with the sale of commissions receivable. For a portion of our policies, we have at times entered into arrangements in which we sell the rights to a portion of future commissions in exchange for upfront cash payments to unaffiliated entities. During the three and six months ended June 30, 2026 and 2025, no such arrangements were used. We impute interest on the unamortized portion of the liability for the sale of commissions receivable using the effective interest method, which is based on forecasted payments expected to be made over the term of the agreements.

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

We account for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the condensed consolidated financial statements as income tax expense.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Commission	$189,562	$88,849	$382,661	$183,737
Total revenue	189,562	88,849	382,661	183,737
Costs and expenses:
Sales and marketing	128,086	51,748	272,193	108,131
General and administrative	23,910	8,147	204,554	21,543
Technology (exclusive of amortization)	13,871	7,284	40,934	16,942
Cost of revenue	4,026	1,422	7,256	2,997
Depreciation and amortization	1,550	1,406	2,919	2,743
Total costs and expenses	171,443	70,007	527,856	152,356
Income (loss) from operations	18,119	18,842	(145,195)	31,381
Other income (expense):
Interest expense	(616)	(646)	(1,278)	(1,619)
Interest income	1,765	1,549	3,142	3,062
Other income, net	52	26	105	58
Total other income, net	1,201	929	1,969	1,501
Net income (loss) before provision for income taxes	19,320	19,771	(143,226)	32,882
Income tax expense (benefit)	(211)	1,302	3,634	2,166
Net income (loss)	$19,531	$18,469	$(146,860)	$30,716

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Direct channel revenue	$116,486	$50,439	$66,047	131%	$262,499	$112,183	$150,316	134%
Third-party channel revenue	73,076	38,410	34,666	90%	120,162	71,554	48,608	68%
Total revenue	$189,562	$88,849	$100,713	113%	$382,661	$183,737	$198,924	108%

For the three and six months ended June 30, 2026, revenue increased by $100.7 million and $198.9 million, or 113% and 108%, respectively, compared to the same periods in 2025. The increase in revenue in both periods was primarily driven by increases in activated policies of 133% and 108%, respectively, across both channels.

For the three and six months ended June 30, 2026, direct channel revenue grew by $66.0 million and $150.3 million, or 131% and 134%, respectively, compared to the same periods in 2025. For the three and six months ended June 30, 2026, third-party channel revenue grew by $34.7 million and $48.6 million, or 90% and 68%, respectively, compared to the same periods in 2025. Revenue from our direct channel increased at a higher rate in both periods, reflecting unit economics improvements that enabled efficient deployment of capital across our consumer acquisition channels. Revenue from our third-party channel was primarily driven by contributions from both new and existing agencies, alongside enhancements to our agent portal that improved conversion rates and agent productivity.

Costs and Expenses:

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$128,086	$51,748	$76,338	148%	$272,193	$108,131	$164,062	152%
Percentage of revenues	68%	58%			71%	59%

For the three months ended June 30, 2026, sales and marketing expenses increased by $76.3 million, or 148%, compared to the same period in 2025. The increase was primarily attributable to a $69.7 million increase in total advertising, agent payment, and other policy acquisition expenses, reflecting our strategic expansion across both direct and third-party distribution channels to grow and support higher application volumes. The increase in sales and marketing expense was further driven by a $1.2 million increase in stock-based compensation charge and related taxes.

For the six months ended June 30, 2026, sales and marketing expenses increased by $164.1 million, or 152%, compared to the same period in 2025. The increase was primarily attributable to a $144.3 million increase in total advertising, agent payment, and other policy acquisition expenses, which included a one-time increase of $16.5 million in agent compensation expenses as a result of our updated third-party agent compensation and persistency estimates to better reflect both maturing cohort experience and the impact of recent operational improvements, and an increase of $9.6 million in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
General and administrative	$23,910	$8,147	$15,763	193%	$204,554	$21,543	$183,011	850%
Percentage of revenues	13%	9%			53%	12%

For the three months ended June 30, 2026, general and administrative expenses increased by $15.8 million, or 193%, compared to the same period in 2025. The increase was primarily attributable to an increase of $11.5 million in stock-based compensation charge and related taxes.

For the six months ended June 30, 2026, general and administrative expenses increased by $183.0 million, or 850%, compared to the same period in 2025. The increase was primarily attributable to an increase of $174.2 million in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO.

Technology (Exclusive of Amortization)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Technology (exclusive of amortization)	$13,871	$7,284	$6,587	90%	$40,934	$16,942	$23,992	142%
Percentage of revenues	7%	8%			11%	9%

For the three months ended June 30, 2026, technology expenses increased by $6.6 million, or 90%, compared to the same period in 2025. The increase was primarily attributable to an increase of $2.3 million in stock-based compensation charge and related taxes, an increase of $2.2 million in personnel-related compensation expenses due to headcount growth, an increase of $1.0 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure, and an increase of $0.6 million in hosting fees.

For the six months ended June 30, 2026, technology expenses increased by $24.0 million, or 142%, compared to the same period in 2025. The increase was primarily attributable to an increase of $17.0 million in stock-based compensation charge and related taxes associated with RSUs with a liquidity event vesting condition that was satisfied upon the effectiveness of our IPO, an increase of $3.3 million in personnel-related compensation expenses due to headcount growth, an increase of $1.7 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure, and an increase of $1.1 million in hosting fees.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Cost of revenue	$4,026	$1,422	$2,604	183%	$7,256	$2,997	$4,259	142%
Percentage of revenues	2%	2%			2%	2%

For the three and six months ended June 30, 2026, cost of revenue increased by $2.6 million and $4.3 million, or 183% and 142%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to an increase in underwriting costs, driven by growth in application and activated policy volume.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Depreciation and amortization	$1,550	$1,406	$144	10%	$2,919	$2,743	$176	6%
Percentage of revenues	1%	2%			1%	1%

For the three and six months ended June 30, 2026, depreciation and amortization expenses increased by $0.1 million and $0.2 million, or 10% and 6%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to an increase in capitalized software and development costs.

Other Income (Expense):

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$(616)	$(646)	$30	(5)%	$(1,278)	$(1,619)	$341	(21)%

For the three and six months ended June 30, 2026, interest expense decreased by less than $0.1 million and $0.3 million, or 5% and 21%, respectively, compared to the same periods in 2025. The decrease was primarily due to the lower liability balance resulting from the sale of commissions for the three and six months ended June 30, 2026 compared to the same periods in 2025.

Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Interest income	$1,765	$1,549	$216	14%	$3,142	$3,062	$80	3%

For the three and six months ended June 30, 2026, interest income increased by $0.2 million and $0.1 million, or 14% and 3%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to higher average investment and cash equivalents balances during the three and six months ended June 30, 2026, compared to the same periods in 2025.

Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Income tax expense (benefit)	$(211)	$1,302	$(1,513)	(116)%	$3,634	$2,166	$1,468	68%
Percentage of revenues	(0)%	1%			1%	1%

For the three months ended June 30, 2026, income tax expense decreased by $1.5 million, or 116%, compared to the same period in 2025. The decrease was primarily driven by the change in our estimated annual effective tax rate, which is calculated based on our estimated annual pre-tax results and updated each quarter. While we were at a pre-tax profit position for the three months ended June 30, 2026, a full year pre-tax loss is projected for the year ended December 31, 2026.

For the six months ended June 30, 2026, income tax expense increased by $1.5 million, or 68%, compared to the same period in 2025. The increase was primarily driven by changes to the valuation allowance attributable to the increases to deferred tax liabilities associated with revenue recognition and income taxes in foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net proceeds from our equity financings (including from our IPO and from pre-IPO sales of our convertible preferred stock) and commissions received from the sale of our products. Upon the closing of our IPO in January 2026, we received approximately $82.6 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses paid or payable by us. As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $252.9 million and working capital of $103.0 million. Cash and cash equivalents are comprised of cash held in demand deposit accounts and short-term, highly liquid investments with original maturities of three months or less. Marketable securities are comprised primarily of government bonds, agency bonds, and investment grade U.S. and non-U.S.-issued corporate debt securities. Our principal use of cash has been to fund our operations and invest in technology to support our growth.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $249.4 million as of June 30, 2026. Our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. However, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, accuracy of persistency estimates, expansion of sales and marketing activities, expansion of carrier and agency relationships, investments in technology enhancements, continued market adoption of our platform and services, and timing and amount of sales of commissions receivable. In addition, we may enter into agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. However, we may not be able to secure additional financing to meet our operating requirements or growth strategies on acceptable terms, or at all.

In particular, recent volatility in the global financial markets, including due to heightened inflation, rising interest rates, tariffs, and other macroeconomic conditions, geopolitical events, and ongoing conflicts, and disruptions in access to bank deposits or lending commitments due to bank failures could reduce our ability to access capital and negatively affect our liquidity in the future. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted. If we raise additional financing by the incurrence of indebtedness, we will be subject to increased fixed payment obligations and could also be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain needed additional funds, we will have to reduce our operating costs, which would impair our growth prospects and could otherwise negatively impact our business.

Cash Flows

The following table sets forth certain cash flow information for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$66,869	$24,034
Net cash provided by / (used in) investing activities	$(79,088)	$21,215
Net cash provided by / (used in) financing activities	$33,375	$(39)

Cash Flows Provided By / (Used In) Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $66.9 million. While we reported a net loss of $146.9 million for the period, primarily attributable to $208.2 million in non-cash stock-based compensation, $2.9 million related to deferred taxes, $2.9 million related to depreciation and amortization, and $1.3 million related to non-cash interest expense, our core operations generated positive cash flow. In addition, during this period, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $71.3 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in accounts payable of $25.4 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in accrued expenses of $23.8 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.
•
Increase in accounts receivable of $20.7 million due primarily to 108% growth in activated policies during the six months ended June 30, 2026.
•
Increase in other current liabilities of $39.5 million due primarily to an increase in the persistency reserve liability.

For the six months ended June 30, 2025, net cash provided by operating activities was $24.0 million. We reported a net income of $30.7 million for the period, including non-cash expenses of $10.3 million related to stock-based compensation, $2.7 million related to depreciation and amortization, $1.6 million related to non-cash interest expense, and $1.6 million related to deferred taxes. In addition, during this period, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in commissions receivable of $31.1 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in accounts payable of $22.6 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in prepaid and other assets of $10.9 million due primarily to growth in expected clawbacks from payments made to agents for policies sold.
•
Increase in accounts receivable of $8.2 million due primarily to 70% growth in activated policies.
•
Increase in accrued expenses of $6.1 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.

Cash Flows Provided By / (Used In) Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $79.1 million. This was primarily driven by $122.4 million in investment purchases and $3.3 million investment in software development costs, which were partially offset by $47.3 million in proceeds from maturities and sales of investments.

For the six months ended June 30, 2025, net cash provided by investing activities was $21.2 million. This was primarily due to proceeds from maturity and sale of investments of $45.8 million, partially offset by purchases of investments of $22.2 million.

Cash Flows Provided By / (Used In) Financing Activities

For the six months ended June 30, 2026, cash provided by financing activities was $33.4 million. This was primarily driven by $91.6 million in proceeds from initial public offering and $0.7 million proceeds from exercise of stock options, partially offset by $49.1 million of payment of tax withholdings on settlement of RSUs, $7.0 million repayments of the liabilities related to the sale of commissions receivable and $2.8 million payments of deferred offering costs.

For the six months ended June 30, 2025, cash used in financing activities was less than $0.1 million, which primarily consisted of proceeds from the sale of commissions receivable of $5.0 million and proceeds from stock option exercise of $0.8 million, offset by repayments of the liabilities related to the sale of commissions receivable of $4.7 million and payment of deferred offering costs of $1.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, following the closing of our initial public offering on January 30, 2026, the stock-based compensation expense related to our restricted stock units, or RSUs, has resulted in significant increases in our expenses for the three months ended June 30, 2026, which could impair our ability to maintain profitability.

While we have demonstrated the ability to reach profitability in certain recent periods, we may not maintain it in the future, and we may continue to incur significant losses. For example, for the six months ended June 30, 2026, we incurred a net loss of $146.9 million.

We have a limited history operating our business at its current scale, scope, and complexity, which makes it difficult to plan for future operations and growth initiatives and predict future results.

We have limited experience operating our business at its current scale, scope, and complexity, particularly given the recent growth in our carrier and agency relationships. Our limited history and experience operating our current business may negatively impact our ability to accurately predict our future results and plan strategic investments and initiatives to further expand our business and offerings, including to support agencies and carriers with whom we work, certain of which may require changes to our liquidity strategy and cash flow management, as well as to maintain or improve efficiency in our operations and costs. For example, changes in observed persistency from unexpected termination trends have in the past resulted in and could in the future result in similar changes to persistency estimates, leading to in-period adjustments to our revenue or expenses, including agent compensation expenses, as such changes are applied to previously activated policies and impact on revenue recognized for newly activated policies. Several factors have resulted in, and may in the future result in, such fluctuations in our persistency estimates, including when we begin working with new carriers or introduce new products, the growth and maturity of any of our distribution channels and changes or improvements in our operational processes, as we have limited historical data on policy terminations and resulting persistency in such cases to help inform our persistency estimates. Further, as we continue to scale our platform and increase the total number of activated policies at any given time, we may experience larger and more frequent in-period adjustments to revenue in respect of previously activated policies as well as greater variation in persistency estimates for newly activated policies, as a larger number of activated policies contribute to and impact observed persistency as well as persistency estimates. We also have limited experience with the post-issue audit and termination practices with new carriers. Policies and practices relating to carrier implementation of the results of our post-issue audits, and ensuing policy terminations by carriers, can differ across carriers or for the same carrier across periods for various factors that are outside of our control and over which we have limited to no visibility. If these carrier actions following our post-issue audits are delayed for any reason, or if carriers do not implement our recommendations as we expect, we have at times experienced and in the future may experience an outsized amount of policy terminations concentrated in certain periods when such carriers address their backlog of policy audits, impacting persistency and persistency estimates for the relevant periods and resulting in fluctuations in revenue growth. These dynamics have negatively impacted and may in the future negatively impact our ability to accurately predict future revenue and cash flows and may in future periods result in unexpected differences between actual results compared to our forecasts.

We also have limited experience with our third-party channel, which is becoming an increasingly significant portion of our total revenue and growth strategy. In particular, as we expand our agency relationships, we have faced and may continue to face increased pressure to offer higher agent compensation or incentives, which could harm our margins and profitability even if agent engagement on our platform is sustained or grows. Because of our relatively limited experience with our third-party channel, we have less historical data to help inform our persistency estimates and less operational experience with incorporating persistency data into our estimates. As we continue to scale our third-party channel, we have taken, and expect to continue to take, actions to improve the operational processes relating to persistency of policies sold by these agents, which has historically impacted and may in the future further impact our revenue and agent compensation expense.

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

As we expand our business, we may also face integration challenges as well as potential unknown liabilities and reputational concerns in connection with third-party agencies or carriers we work with, including challenges, liabilities, and concerns that may impact and cause fluctuations in our financial results. For example, when working with new carriers or new products with existing carriers, our limited historical experience and data may result in more frequent changes to persistency and resulting persistency estimates, which can result in more frequent adjustments to revenue or expenses in future periods. We intend to further expand our overall business but our revenue may not continue to grow. As part of that expansion, we expect to grow our team across various functions, which will increase our costs and the complexity of our operations and place additional demands on our management, systems, and infrastructure. If we are unable to manage operational and integration challenges, or suffer unknown liabilities and reputational damage, our business may be adversely affected.

As we grow, we will be required to continue to improve our financial controls and procedures, and we may not be able to do so effectively. For example, risk of compliance failures may increase if our internal controls and systems do not keep pace with evolving regulatory requirements or increased transaction volumes. In addition, as the volume of personal and sensitive data we process increases, so does the importance of maintaining robust data privacy and security protections. We have been the subject of, and may in the future be exposed to, regulatory investigations and actions, which may result in reputational harm and a loss of trust among our consumers and counterparties.

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

Under certain of our carrier contracts, upon certain policy terminations, we are obligated to repay to our carriers or their affiliates all or a portion of the commissions received. Larger or more frequent than expected policy terminations result in changes to persistency and our persistency estimates, including as a result of lower persistency on policies sold through certain agencies that we have onboarded more recently, which may lead to larger adjustments to revenue in future periods, whereas fewer than expected policy terminations may lead to lesser in-period adjustments to revenue. Reductions in revenue in such circumstances could negatively impact our results of operations and financial condition and decrease predictability and comparability across periods. In particular, when implementation of our post-issue audit results are delayed by carriers, the resulting terminations, if any, and related adjustments to our revenue will also be delayed and may not have been accounted for in our estimates of future performance. This dynamic negatively impacts the comparability of our results of operations across periods and may negatively impact investor perception of our financial performance. Additionally, upon the termination of policies sold through agents, we may not be able to fully or promptly recoup agent payments owed to us from the applicable agency or agent, and in certain cases such amounts may prove entirely uncollectible. This could negatively impact our cash flows and financial results and could adversely impact our ability to budget for future expenditures, particularly if we are also obligated to repay carriers’ commissions received upon any such policy terminations.

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

While we continue to expand our carrier relationships, a significant portion of our policy volume is attributable to a limited number of carriers. For the three and six months ended June 30, 2026 and 2025, our top three carrier relationships, which are Ameritas, Banner Life (formerly Legal & General America), and TruStage, represented approximately 88% of our total revenue. As our business and the insurance industry evolve, it may become necessary for us to offer insurance products from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers. Should our dependence on a smaller number of carriers increase, whether as a result of the termination of carrier relationships, carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer insurance products from a relatively small number of carriers or where a small number of carriers dominate the market. The termination, amendment or consolidation of our relationship with carriers could harm our business, financial condition, and results of operations.

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

Our reliance on a limited number of agencies also concentrates our exposure to agent debt. Because unpaid agent debt generally rolls up through the distribution hierarchy to the applicable agency, deterioration in the persistency or financial condition of an agency, or its inability or unwillingness to satisfy debt generated by its agents, could result in uncollectible balances for us, which would negatively impact our business, financial condition, and results of operations. This risk may be heightened for newer agencies that we have onboarded as we have scaled our third-party channel.

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

Our success depends on individual agent engagement. Agent-level adoption of our platform is not guaranteed and may vary significantly across agencies. If agents are slow to adopt our platform, choose to deprioritize it, or lack sufficient support or training, the anticipated benefits of a given agency or agent relationship may not materialize. Agent acceptance of our platform also depends on its perceived quality, effectiveness, and usability compared to alternative selling methods. Moreover, agent behavior can be affected by changes we may implement to compensation-advance or agent-eligibility practices in response to persistency or agent quality concerns, as well as factors beyond our control, such as changes in agency compensation structures, internal agency incentives, or technical issues that disrupt agent workflows or compensation accuracy, which factors may be influenced or directed by agencies as part of their own competitive strategies. These dynamics have in the past, and may in the future, reduce agents’ platform engagement and impact the volume of policies sold.

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
•
levels of terminations that result in larger than expected changes in observed persistency and our persistency estimates, including with respect to our third-party channel;
•
macroeconomic pressures and challenges, including due to inflation, high interest rates, and tariffs;
•
geopolitical tensions or ongoing conflicts, and economic instability;
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

We prepare our condensed consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements. We are required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenue and expenses related to accounting under Accounting Standards Codification, or ASC, Topic 606 Revenue Recognition. For example, persistency estimates may be more variable early in the life cycle of a product or carrier relationship due to lack of relevant historical data to analyze. Lack of historical data as well as experience with post-issue audit practices of new carriers on our platform can result in greater fluctuations in future revenue and cash flows. We also make estimates and assumptions regarding the compensation expense associated with our third-party channel, including the amounts we expect to recoup from agents and the allowances we establish for agent debt that we may be unable to collect. These estimates and assumptions require a significant amount of discretionary judgment and complexity. We have revised these estimates and assumptions in the past, resulting in adjustments to previously reported amounts, and we may revise them again in the future. Changes in these estimates, including as a result of deterioration in persistency or collection experience or the onboarding of agencies with different risk profiles, could result in charges that adversely affect our financial position and results of operations, including in periods after the related policies were sold. We periodically evaluate our assumptions, estimates and judgment and conduct persistency assessments with outside advisors on a quarterly basis. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Our ability to recoup payments from agents and the timing of those recouped payments may impact our business and operating results.

Upon termination of a policy within certain time periods of activation, we are entitled to recoup all or a portion of agent payments. We typically advance to agents a portion of the commissions we expect to earn on a policy at the time the policy is activated. When a policy lapses before the advanced compensation has been earned, the unearned portion of that advance becomes an amount owed to us, which we refer to as agent debt. We have historically experienced and may continue to experience delays in receiving recoupment payments from agents beyond contractually prescribed repayment periods, and in certain cases we may be unable to collect these amounts in full or at all. We have limited means to pursue repayments from individual agents, and actions we take to pursue repayments may be perceived negatively by applicable agencies, which may harm our relationships with such agencies. In addition, if we take, or are perceived to take, punitive action against certain highly productive agents who are delayed in paying recoupment amounts, it could negatively impact our business and results of operations. Delays in recoupment of agent repayments may negatively impact our ability to make commission repayments to carriers upon lapses of policies. Any delays in our commission repayments in connection with policy lapses may harm our reputation and relationship with carriers, which would negatively impact our business, financial condition, and results of operations.

The amount of agent debt we generate depends in significant part on policy persistency. When persistency deteriorates, we generate more agent debt and a greater portion of that debt must be repaid out of an agent’s future production. Agents and agencies that are unable to generate sufficient new production, including those that exit the business or are terminated for poor performance, may be unable to repay their outstanding debt. Under our commission arrangements, unpaid debt generally rolls up through the applicable distribution hierarchy and, to the extent it is not otherwise satisfied, may ultimately be borne by us. We have expanded our third-party channel rapidly in recent periods, including by onboarding newer agencies. As a result, our outstanding agent debt balances have increased, and a significant portion of those balances is concentrated among a limited number of counterparties. If persistency does not improve or our collection experience deteriorates, we may be required to increase our allowances for uncollectible agent debt or to write off outstanding balances, which could adversely affect our results of operations, including in periods after the related revenue was recognized.

We have implemented, and may in the future implement, measures intended to reduce the generation of agent debt and improve our recovery of it, including reducing or eliminating compensation advances for higher-risk policies and agents and accelerating the timeline on which outstanding debt is surfaced and repaid. These measures may reduce the volume of policies sold through our third-party channel, slow our revenue growth, or cause agents and agencies to reduce their engagement with our platform or to shift business to our competitors.

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

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. These regulators are also increasingly focused on the use of AI in offering and underwriting consumer products. In addition, because we act as both a producer and a third-party administrator to support policy distribution and provide certain administrative services on behalf of carriers, we are required to maintain various state licenses to operate in these roles. Failure to obtain or maintain these licenses, or to comply with associated regulatory requirements, could impair our ability to operate in certain jurisdictions and adversely affect our business. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our consumers, carriers, and third-parties.

We are also subject to U.S. federal and state laws governing marketing and consumer outreach. For example, certain outreach activities, such as marketing calls or text messages, may be subject to Telephone Consumer Protection Act, or TCPA, as interpreted and implemented by the Federal Communications Commission, or FCC and U.S. courts, as well as similar state telemarketing laws, which regulate how and when such communications may be made and can impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, as we have experienced in the past, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in significant judgments or settlement awards to the plaintiffs. Further, any changes to the TCPA, its interpretation, or enforcement that further restricts the way we or our agents contact and communicate with potential consumers or generate leads could harm our business, financial condition, and results of operations. Additionally, CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email. Although we have implemented compliance controls and may rely on enterprise partners or vendors to manage these activities, we may still face, and have faced, regulatory scrutiny or claims regarding actual or perceived violations of these laws. Our uses of certain personal or health information for marketing and other purposes may also be restricted by federal and state laws and regulations. In addition, we are subject to certain anti-money laundering and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. Failure to comply with these requirements could result in significant penalties, regulatory investigations, reputational harm, or limitations on our ability to operate.

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

Macroeconomic challenges, including adverse conditions resulting from uncertainty concerning tariffs, the volatility and strength of the capital markets, increased rates of inflation, high interest rates, government shutdowns, debt ceilings or funding, and public health emergencies can and have affected the life insurance industry. Life insurance trends have historically been impacted by changes in interest rates, employment levels, and median household income. The current macroeconomic environment, characterized by elevated interest rates and heightened consumer price sensitivity, has impacted and may continue to impact the insurance industry, including by contributing to fluctuations in policy demand and pricing behavior across the industry. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk could adversely affect our commission rates and our revenue growth and margins. Shifts in life insurance trends resulting from macroeconomic uncertainty or changes in mortality rates also harm our ability to accurately predict our business trends as well as our persistency assumptions for both our direct and third-party channels, which can cause fluctuations in revenue and cash flow in future periods, including from policy cancellations. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our business through the reduction in activity of or loss of carriers or agencies as well as a slowdown in the life insurance market. Also, some of our consumers or some agencies may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in macroeconomic conditions or a recession, which could result in our consumers becoming more price-sensitive to life insurance products and may reduce our ability to or impact the rate at which we recover the portion of agent payments due back to us from terminations. Shifts in consumer demand for product offerings away from those that we or our carriers offer may also negatively impact our revenue growth and margins. For all these reasons, a decline in economic activity could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

We also rely on third parties to operate critical business systems to process sensitive data in a variety of contexts including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite any statements or representations they might make. Third parties with whom we work have experienced, and may again experience, security incidents or other interruptions that have in the past, and could in the future, adversely affect our business, results of operations, and financial condition. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and at any given moment third parties’ infrastructure in our supply chain or that of the third parties with whom we work could be compromised.

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

The legal and regulatory frameworks that apply to AI technologies continue to rapidly evolve, and it is impossible to predict the full extent of current or future risks related thereto. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their laws and regulations to AI or are considering or have passed legal frameworks governing AI. Certain U.S. states have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the Utah Artificial Intelligence Policy Act, Colorado Artificial Intelligence Act and the CCPA regulations on automated decision-making technology. We expect other jurisdictions will adopt similar laws and, as a result of the rapidly evolving regulatory landscape, implementation standards, enforcement practices, and available scope of protection are likely to remain uncertain for the foreseeable future, and we can neither determine the impact future laws, regulations, or standards may have on our business (including our positioning with respect to our competition) nor anticipate the appropriate response to new such laws or regulations as they emerge.

Although we strive to use AI in compliance with applicable legal and ethical guidelines, including human-in-the-loop oversight for certain decision-making processes, we may use AI technologies to assist us in making certain decisions. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI technologies, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

Our use of third party AI platforms and technologies presents a number of risks. Use of AI technologies could also include the input of our confidential information (including non-public information and personal information) by third parties in contravention of non-disclosure agreements or by our personnel or other related parties in contravention of our policies and procedures and, in each case, could result in such confidential information becoming part of a dataset that is generally accessible by AI technologies, applications, and users. Further, the use of AI technologies could be affected by claims of infringement, misappropriation or other violations of intellectual property, including based on the use of large datasets used to train AI technologies or the use of output generated by AI technologies, in either case which contain or are substantially similar to material protected by intellectual property, including patents, copyrights or trademarks. Similar claims of infringement, misappropriation or other violations of intellectual property could be made against providers of AI technologies, and affecting users of such AI technologies, which are considered to have substantial similarities to other, pre-existing AI technologies. Moreover, AI technologies will likely be competitive with certain business practices, or increase the obsolescence of certain organizations’ products or services (which might include competitiveness with, or causing the obsolescence of, other AI technologies). Further, we could be exposed to risks to the extent our third-party service providers or other partners use AI technologies in their business activities notwithstanding any policies or contractual requirements we impose aimed at governing or restricting the use of such AI technologies. We are not able to control the way third-party products or services are developed, trained or maintained or the way third-party services utilizing AI technologies are provided to us.

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

Our Class B common stock has 20 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. As of June 30, 2026, stockholders who hold shares of Class B common stock, including our co-founders, entities affiliated with Accel, and entities affiliated with Sequoia Capital, together hold approximately 95.3% of the voting power of our outstanding capital stock. As a result, our co-founders, Accel, and Sequoia Capital have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the Company or our assets, for the foreseeable future.

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

Further, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments, or otherwise. If we are unable to effectively manage the risks relating to the price of our Class A common stock, our business, financial condition, results of operations, and prospects could be adversely affected

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value. Repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance.

Our board of directors authorized a share repurchase program (the “2026 Share Repurchase Program”) pursuant to which we may repurchase up to $100 million of our Class A common stock. The 2026 Share Repurchase Program has no expiration date. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our Class A common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, and alternative investment opportunities. The 2026 Share Repurchase Program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The 2026 Share Repurchase Program may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Even if the 2026 Share Repurchase Program is fully implemented, it may not enhance long-term stockholder value.

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

Our amended and restated certificate of incorporation, provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, or any action asserting a claim for aiding and abetting such breach of fiduciary duty; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation, provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. Our amended and restated certificate of incorporation, further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

As of December 31, 2025, we had net operating loss carryforwards, or NOLs, for U.S. federal and state income tax purposes of $271.9 million and $159.1 million, respectively, which may be available to offset taxable income in the future, and portions of which expire in various years beginning in 2036 for U.S. federal purposes and 2030 for state purposes if not utilized. Under current law, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. A lack of future taxable income would adversely affect our ability to utilize certain of these NOLs before they expire. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (as defined under Section 382 of the Code and applicable Treasury Regulations; generally a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. We have experienced ownership changes under Section 382 of the Code in the past, and we may experience additional ownership changes in the future which could affect our ability to utilize our NOLs to offset our income. Similar provisions of state tax law may also apply. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future also may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three and six months ended June 30, 2026, certain of our directors and officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(a) of Regulation S-K) described below:

On May 12, 2026, Peter Colis, our Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on January 15, 2027. The trading plan provides for the potential sale of up to 663,732 shares of our Class A common stock, consisting of (i) up to 547,848 shares of our Class A common stock and (ii) up to 115,884 shares of our Class A common stock, issuable upon vesting and settlement of RSUs, excluding any shares withheld or sold to satisfy tax withholding obligations arising from the vesting of such RSU awards.

On May 15, 2026, Brandt Kucharski, our Chief Accounting Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on August 31, 2027. The trading plan provides for the potential sale of up to 136,831 shares of our Class A common stock, consisting of (i) up to 77,436 shares of our Class A common stock, and (ii) up to 59,395 shares of our Class A common stock issuable upon vesting and settlement of RSUs, excluding shares withheld or sold to satisfy tax withholding obligations.

On May 20, 2026, Lingke Wang, our President, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on February 12, 2027. The trading plan provides for the potential sale of up to 710,000 shares of our Class A common stock, consisting of (i) up to 639,728 shares of our Class A common stock, and (ii) up to 70,272 shares of our Class A common stock issuable upon vesting and settlement of RSUs, excluding shares withheld or sold to satisfy tax withholding obligations.

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

Date: August 5, 2026

Ethos Technologies Inc.
By:	/s/ Peter Colis
Name:	Peter Colis
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Capozzi
Name:	Christopher Capozzi
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brandt Kucharski
Name:	Brandt Kucharski
Title:	Chief Accounting Officer
(Principal Accounting Officer)