Form 10-Q
period 2026-09-30
Ethos Technologies Inc.
filed 2026-11-04
CIK 1788451

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 28, 2026, Ethos Technologies Inc. had 41,983,603 shares of Class A common stock outstanding, and 23,031,596 shares of Class B common stock outstanding.

GLOSSARY OF TERMS

We provide this glossary to help those reading this Quarterly Report on Form 10-Q (“Quarterly Report”) understand the industry and other technical terms that are used in this Quarterly Report. For many of these terms, there is no generally accepted definition; in this glossary, we present our definition of such terms as used in this Quarterly Report.

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
•
Estimated Carrier Advances: The term estimated carrier advances represent cash commission amounts received in excess of revenue recognized related to certain insurance carriers pursuant to our contracts with these carriers.
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

The information we post through these channels is not a part of this Quarterly Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$149,800	$91,091
Short-term investments	71,656	34,876
Accounts receivable, net	83,464	36,498
Commissions receivable-current, net	33,936	28,786
Prepaid and other current assets	68,752	54,553
Total current assets	407,608	245,804
Long-term assets:
Commissions receivable, net	315,389	224,219
Property and equipment, net	12,097	8,189
Operating lease right-of-use assets	1,354	2,183
Goodwill	2,238	2,238
Acquired intangible assets, net of amortization	587	662
Long-term investments	68,613	31,468
Other long-term assets	633	574
Total long-term assets	400,911	269,533
Total assets	$808,519	$515,337
Liabilities, redeemable preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$77,558	$55,070
Accrued expenses	109,384	39,224
Liabilities related to sale of commissions receivable, current	8,314	11,750
Operating lease liabilities, current	875	1,125
Other current liabilities	80,692	6,021
Total current liabilities	276,823	113,190
Long-term liabilities:
Liabilities related to sale of commissions receivable, non-current	7,061	12,509
Operating lease liabilities, non-current	619	1,228
Deferred tax liability	11,867	8,529
Total long-term liabilities	19,547	22,266
Total liabilities	296,370	135,456
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, par value $0.0001, 20,000 and 37,400 shares authorized, nil and 37,228 shares issued, and outstanding as of September 30, 2026 and December 31, 2025	—	403,997
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, nil and 1,040,000 shares, Class A common stock, $0.0001 par value, 1,000,000 and nil shares, and Class B common stock, $0.0001 par value, 40,000 and nil shares authorized at September 30, 2026 and December 31, 2025, respectively; nil and 16,647 shares common stock, 41,714 and nil shares of common stock Class A, and 23,270 and nil shares of Class B common stock issued and outstanding at September 30, 2026 and December 31, 2025, respectively	6	2
Additional paid-in capital	759,000	78,950
Accumulated other comprehensive loss	(2,155)	(554)
Accumulated deficit	(244,702)	(102,514)
Total stockholders’ equity (deficit)	512,149	(24,116)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$808,519	$515,337

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Commission	$235,215	$93,794	$617,876	$277,531
Total revenue	235,215	93,794	617,876	277,531
Costs and expenses:
Sales and marketing	169,423	57,074	441,616	165,205
General and administrative	39,176	8,871	243,730	30,414
Technology (exclusive of amortization)	16,480	7,769	57,414	24,711
Cost of revenue	4,451	1,677	11,707	4,674
Depreciation and amortization	1,838	1,332	4,757	4,075
Total costs and expenses	231,368	76,723	759,224	229,079
Income (loss) from operations	3,847	17,071	(141,348)	48,452
Other income (expense):
Interest expense	(358)	(786)	(1,636)	(2,405)
Interest income	1,908	1,410	5,050	4,472
Other income, net	65	42	170	100
Total other income, net	1,615	666	3,584	2,167
Net income (loss) before income tax expense	5,462	17,737	(137,764)	50,619
Income tax expense	790	1,863	4,424	4,029
Net income (loss)	4,672	15,874	(142,188)	46,590
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	(5,642)	—
Net income (loss) attributable to common stockholders	$4,672	$15,874	$(147,830)	$46,590
Per share data:
Basic net income (loss) per share	$0.07	$0.96	$(2.52)	$2.83
Diluted net income (loss) per share	$0.07	$0.27	$(2.52)	$0.80
Weighted-average shares used in computing basic net income (loss) per share	64,396	16,556	58,669	16,453
Weighted-average shares used in computing diluted net income (loss) per share	69,207	58,222	58,669	58,593

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,672	$15,874	$(142,188)	$46,590
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(664)	47	(1,285)	242
Unrealized foreign currency translation loss	(65)	(128)	(316)	(262)
Total other comprehensive loss	(729)	(81)	(1,601)	(20)
Comprehensive income (loss)	$3,943	$15,793	$(143,789)	$46,570

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In Thousands)

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2025	37,228	$403,997	16,647	$2	$78,950	$(554)	$(102,514)	$(24,116)
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	3,545	—	(48,419)	—	—	(48,419)
Issuance of common stock upon exercise of warrants	—	—	81	—	—	—	—	—
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	—	—	(5,642)	—	—	(5,642)
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(37,228)	(403,997)	37,593	4	409,635	—	—	409,639
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	—	—	5,128	—	82,582	—	—	82,582
Stock-based compensation expense	—	—	—	—	194,219	—	—	194,219
Other comprehensive loss	—	—	—	—	—	(549)	—	(549)
Net loss	—	—	—	—	—	—	(166,391)	(166,391)
Balance, March 31, 2026	—	$—	62,994	$6	$711,325	$(1,103)	$(268,905)	$441,323
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	765	—	35	—	—	35
Stock-based compensation expense	—	—	—	—	15,600	—	—	15,600
Other comprehensive loss	—	—	—	—	—	(323)	—	(323)
Net income	—	—	—	—	—	—	19,531	19,531
Balance, June 30, 2026	—	$—	63,759	$6	$726,960	$(1,426)	$(249,374)	$476,166
Issuance of common stock in connection with employee equity incentive plans, net of tax withholding	—	—	1,225	—	2,651	—	—	2,651
Stock-based compensation expense	—	—	—	—	29,389	—	—	29,389
Other comprehensive loss	—	—	—	—		(729)	—	(729)
Net income	—	—	—	—	—	—	4,672	4,672
Balance, September 30, 2026	—	$—	64,984	$6	$759,000	$(2,155)	$(244,702)	$512,149

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(In Thousands)

	Redeemable Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2024	37,228	$403,997	16,032	$2	$66,991	$(478)	$(173,665)	$(107,150)
Issuance of common stock	—	—	500	—	719	—	—	719
Stock-based compensation expense	—	—	—	—	10,073	—	—	10,073
Other comprehensive income	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	12,247	12,247
Balance, March 31, 2025	37,228	$403,997	16,532	$2	$77,783	$(472)	$(161,418)	$(84,105)
Issuance of common stock	—	—	23	—	71	—	—	71
Stock-based compensation expense	—	—	—	—	502	—	—	502
Other comprehensive income	—	—	—	—	—	55	—	55
Net income	—	—	—	—	—	—	18,469	18,469
Balance, June 30, 2025	37,228	$403,997	16,555	$2	$78,356	$(417)	$(142,949)	$(65,008)
Issuance of common stock	—	—	1	—	4	—	—	4
Stock-based compensation expense	—	—	—	—	293	—	—	293
Other comprehensive loss	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	15,874	15,874
Balance, September 30, 2025	37,228	$403,997	16,556	$2	$78,653	$(498)	$(127,075)	$(48,918)

The accompanying notes are an integral part of these consolidated financial statements.

ETHOS TECHNOLOGIES INC.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(142,188)	$46,590
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	3,338	3,483
Depreciation and amortization	4,757	4,075
Non-cash interest expense	1,636	2,405
Amortization of discounts and premium, investments	(962)	(994)
Stock-based compensation expense	237,296	10,564
Operating lease right-of-use asset amortization	828	635
Unrealized foreign currency translation	(205)	(244)
Changes in operating assets and liabilities:
Prepaid and other assets	(21,183)	(15,889)
Accounts payable	22,641	35,266
Accounts receivable	(46,966)	(5,636)
Commissions receivable	(5,150)	(11,014)
Long-term commissions receivable	(91,170)	(35,507)
Accrued expenses	71,119	10,517
Other current liabilities	73,813	(12,220)
Other long-term liabilities	—	(750)
Net cash provided by operating activities	107,604	31,281
Cash flows from investing activities
Purchase of property and equipment	(1,350)	(1,101)
Purchase of investments	(145,532)	(52,509)
Proceeds from maturity of investments	70,615	79,870
Investment in software development costs	(5,328)	(3,145)
Net cash provided by (used in) investing activities	(81,595)	23,115
Cash flows from financing activities
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	91,580	—
Proceeds from liabilities related to sale of commissions receivable	—	5,000
Taxes paid related to net share settlement of restricted stock units	(49,085)	—
Repayment of liabilities related to sale of commissions receivable	(10,196)	(7,802)
Proceeds from equity incentive plans and warrant exercise	3,352	794
Payment of deferred offering costs	(2,843)	(3,175)
Net cash provided by (used in) financing activities	32,808	(5,183)
Net increase in cash and cash equivalents	58,817	49,213
Effect of exchange rates on cash	(108)	(19)
Cash and cash equivalents, beginning of period	91,091	35,075
Cash and cash equivalents, end of period	$149,800	$84,269
Supplemental disclosure of non-cash items:
Conversion of convertible preferred stock into common stock upon initial public offering	$403,997	$-
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$8,998	$-
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	$5,642	$-
Capitalized property and equipment costs in accounts payable at period end	$26	$26
Cash paid for income taxes	$-	$1,625
Operating lease liabilities arising from obtaining operating lease right-of-use assets	$-	$596
Stock-based compensation capitalized as software development costs	$1,912	$304
Deferred offering costs in accounts payable and accrued expenses	$-	$2,926

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Note 2 – Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”), which was filed with the Securities and Exchange Commission (“SEC”) on March 17, 2026. There have been no significant changes to these policies during the three and nine months ended September 30, 2026.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company's Annual Report. The accompanying condensed consolidated financial statements include the wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements are unaudited but include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's quarterly results. The Company's condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in the Company's Annual Report.

Initial Public Offering

On January 30, 2026, the Company completed its initial public offering (the “IPO”) of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by existing investors (“Selling Stockholders”), at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commissions and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D and Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively (see Note 9 for additional information). Included in this amount were 0.2 million incremental shares of Class A common stock issued in accordance with the contractual conversion rights of the Company's Series D and D-1 redeemable convertible preferred stock, and we recorded a $5.6 million deemed dividend to Series D and Series D-1 redeemable convertible preferred stockholders upon the IPO.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes the potential for collection issues with any of its customers is minimal as of September 30, 2026 and December 31, 2025 based on the lack of collection issues in the past and high financial standards the Company requires of its customers. The Company does not require collateral to secure trade receivable balances. As of September 30, 2026, three insurance carrier customers accounted for 64%, 16% and 10% of total accounts and commissions receivable. As of December 31, 2025, two insurance carrier customers accounted for 71% and 14% of total accounts and commissions receivable. Insurance carrier customers representing 10% or more of total revenue are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Carrier A	54%	41%	44%	39%
Carrier B	31%	34%	37%	34%
Carrier C	*	13%	*	14%

*Less than 10% of total revenue.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the Company’s IPO are capitalized within prepaid and other assets on the condensed consolidated balance sheets. The deferred offering costs were offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, a total of $9.0 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit).

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

3. Revenue

The following table presents our revenue disaggregated by channel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct channel revenue	$118,815	$56,102	$381,314	$168,285
Third-party channel revenue	116,400	37,692	236,562	109,246
Total revenue	$235,215	$93,794	$617,876	$277,531

Accounts Receivable, Net

Accounts Receivable balances are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$57,211	$33,468	$36,498	$30,303
Additions from commissions receivable	209,046	75,916	515,950	225,043
Other additions (1)	6,619	2,589	13,350	9,342
Collections	(189,412)	(81,317)	(482,369)	(233,730)
Change in allowance for doubtful accounts	—	283	35	(19)
Ending balance	$83,464	$30,939	$83,464	$30,939

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

4. Marketable Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities as of September 30, 2026 and December 31, 2025 (in thousands):

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
September 30, 2026	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$43,502	$—	$(62)	$—	$43,440
Corporate debt securities	68,797	—	(599)	—	68,198
Agency bonds	29,070	—	(439)	—	28,631
Total investments	$141,369	$—	$(1,100)	$—	$140,269

	Cost or Amortized	Gross Unrealized		Allowance for Credit	Estimated Fair
December 31, 2025	Cost	Gains	Losses	Loss	Value
U.S. government bonds	$9,230	$4	$—	$—	$9,234
Corporate debt securities	44,994	180	(1)	—	45,173
Agency bonds	11,935	4	(2)	—	11,937
Total investments	$66,159	$188	$(3)	$—	$66,344

The Company examined its securities at each balance sheet date to determine if there was a need to recognize an allowance for credit loss pertaining to these securities. Upon review of all holdings, it was concluded that the unrealized losses on the fixed maturity securities were chiefly attributable to the interest rate environment, rather than the credit quality of the issuers. The Company has no plans to liquidate these investments, and it is unlikely for a necessary sale to occur before the recovery of their amortized cost basis. Therefore, no allowance for credit loss was recognized as of September 30, 2026 and December 31, 2025.

The gross unrealized losses and estimated fair values on investments aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position were as follows (in thousands):

	12 months or greater		Less than 12 months
September 30, 2026	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
U.S. government bonds	$—	$—	$(62)	$43,440
Corporate debt securities	(188)	21,181	(411)	47,017
Agency bonds	(32)	4,842	(407)	23,789
Total investments	$(220)	$26,023	$(880)	$114,246

	12 months or greater		Less than 12 months
December 31, 2025	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$—	$—	$(1)	$4,597
Agency bonds	—	—	(2)	7,060
Total investments	$—	$—	$(3)	$11,657

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

The estimated fair value of debt securities as of September 30, 2026 and December 31, 2025, by contractual maturity, were as follows (in thousands):

September 30, 2026	Amortized Cost	Estimated Fair Value
Due in one year or less	$71,924	$71,656
Due after one year through five years	69,445	68,613
Total investments	$141,369	$140,269

December 31, 2025	Amortized Cost	Estimated Fair Value
Due in one year or less	$34,849	$34,876
Due after one year through five years	31,310	31,468
Total investments	$66,159	$66,344

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

Financial instruments measured at fair value are as follows (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
U.S. government bonds	$43,440	$—	$—	$43,440
Corporate debt securities	—	68,198	—	68,198
Agency bonds	—	28,631	—	28,631
Total assets measured at fair value	$43,440	$96,829	$—	$140,269

December 31, 2025	Level 1	Level 2	Level 3	Total
U.S. government bonds	$9,234	$—	$—	$9,234
Corporate debt securities	—	45,173	—	45,173
Agency bonds	—	11,937	—	11,937
Total assets measured at fair value	$9,234	$57,110	$—	$66,344

6. Balance Sheet Components

The Company’s prepaid and other current assets recorded in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Agent advances	$51,120	$40,294
Deferred offering costs	—	7,241
Other assets	17,632	7,018
Total prepaid and other current assets	$68,752	$54,553

The components of the Company’s property and equipment, net as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Developed software	$29,478	$22,535
Computer equipment	5,039	3,798
System consulting	141	141
Furniture and fixtures	97	53
Leasehold improvements	30	7
Property and equipment	34,785	26,534
Accumulated depreciation and amortization	(22,688)	(18,345)
Total property and equipment, net	$12,097	$8,189

The Company recorded depreciation and amortization expense related to property and equipment, net, excluding developed software, of $0.3 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company capitalized developed software costs of $2.2 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $7.2 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to developed software costs, included in depreciation and amortization in the condensed consolidated statements of operations, was $1.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $3.7 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s accrued expenses recorded in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Accrued sales and marketing expenses	$94,355	$27,761
Accrued payroll and compensation	6,623	2,890
Accrued underwriting expenses	4,141	2,615
Accrued professional services expenses	1,867	1,004
Deferred offering costs payable	—	934
Other accrued expenses	2,398	4,020
Total accrued expenses	$109,384	$39,224

The Company’s other current liabilities recorded in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
Estimated carrier advances (1)	$77,334	$4,879
Taxes payable	3,049	1,092
Other current liabilities	309	50
Total other current liabilities	$80,692	$6,021

(1) The estimated carrier advances represent cash commission amounts received in excess of revenue recognized related to certain insurance carriers pursuant to our contracts with these carriers.

7. Commitments and Contingencies

Operating Lease

The Company has non-cancellable contractual obligations and commitments primarily related to operating lease agreements for its office facilities in San Francisco, California, as well as in India, which expire at various dates through November 2028. For its primary operating leases, the Company has the option to extend the lease terms.

As of September 30, 2026, future lease payments under the Company’s operating lease agreements were as follows (in thousands):

Remainder of 2026	$297
2027	771
2028	503
Total future lease payments	1,571
Less interest	(77)
Present value of lease liabilities	$1,494

Letter of Credit

On June 30, 2025, the Company entered into an unsecured letter of credit of $30.0 million with Citizens Bank in favor of two of its carriers. The letter of credit could not be drawn upon in the normal course of business and could only be drawn upon automatically to fund the letter of credit obligation if such carrier called on the letter of credit. If there was a draw on the letter of credit, the Company was obligated to reimburse the bank in cash, in immediately available funds, within one business day following notice of such draw from the lender. The letter of credit expired in June 2026.

8. Liabilities Related to Sale of Commissions Receivable

The table below shows the activity of the liabilities related to sale of commissions receivable (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$18,229	$30,453	$24,259	$33,545
Non-cash interest expense	364	451	1,312	2,070
Repayment of liabilities related to sale of commissions receivable	(3,218)	(3,091)	(10,196)	(7,802)
Ending balance	$15,375	$27,813	$15,375	$27,813
Less: Liabilities related to sale of commissions receivable, current	8,314	12,329	8,314	12,329
Liabilities related to sale of commissions receivable, non-current	$7,061	$15,484	$7,061	$15,484

The aggregate future estimated payments less proceeds received will be recognized as interest expense over the life of the agreement. The Company’s estimated effective annual interest rate was 7.07% and 8.31% as of September 30, 2026 and December 31, 2025, respectively.

9. Stockholders’ Equity (Deficit)

As of December 31, 2025, the Company was authorized to issue two classes of stock: common stock and redeemable convertible preferred stock. The total number of shares that the Company was authorized to issue on December 31, 2025, was 1,040.0 million shares of common stock with a par value of $0.0001 and 37.4 million shares of preferred stock with a par value of $0.0001.

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

Share Repurchase Program

During the three months ended September 30, 2026, the Board of Directors of Ethos authorized a share repurchase program of up to $100.0 million of the Company’s outstanding Class A common stock. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The timing and the amount of any repurchased Class A common stock will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of Class A common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. No shares have been repurchased under the repurchase program as of the date of this Quarterly Report.

Redeemable Convertible Preferred Stock

A summary of the redeemable convertible preferred stock shares authorized, issued, and outstanding as of December 31, 2025 is as follows (in thousands):

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Balance at December 31, 2025	37,400	37,228	$403,997	$404,801

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

Immediately prior to the closing of the IPO, the Company was authorized to issue 20.0 million shares of preferred stock. No shares of redeemable convertible preferred stock were outstanding following the IPO and as of September 30, 2026.

Common Stock

As of December 31, 2025, 16.6 million shares of common stock were issued and outstanding, and each holder of common stock has one vote per share of common stock held on all matters that are submitted for stockholder vote. The majority of the outstanding common stock has been issued as founder’s stock. Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The Company did not hold any shares as treasury shares as of December 31, 2025.

On January 30, 2026, the Company completed its IPO of a total of 10.5 million shares of its Class A common stock, including 5.1 million shares of Class A common stock offered by the Company and 5.4 million shares of Class A common stock sold by the Selling Stockholders, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $97.4 million and the net proceeds amounted to $82.6 million, after deducting $5.8 million underwriting discounts and $9.0 million commissions and offering expenses paid or payable by the Company. The Company did not receive any proceeds from the sale of shares of Class A common stock by the Selling Stockholders. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A-1, Series A-2, Series A, Series B, Series C, Series D, and Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company’s Class A common stock and Class B common stock, respectively.

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

The Company has reserved shares of common stock for future issuance for the following purposes at September 30, 2026 (in thousands):

September 30, 2026
Warrants to purchase common stock	308
Common stock options outstanding and unvested RSUs	12,617
Shares available for grant under 2026 Plan	6,378
Shares available for grant under 2026 ESPP	1,220
Total shares of common stock reserved	20,523

10. Stock-Based Compensation

Under the 2026 Plan, 19.0 million shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. The 2026 Plan provides that the initial aggregate number of shares that may be issued pursuant to awards will not exceed 13.0 million plus up to 6.0 million returning shares, as they become available from time to time. In addition, subject to any adjustments as necessary to implement any defined Capitalization Adjustments, the aggregate number of shares of the Company's common stock reserved will automatically increase on January 1 of each year for a period of ten years commencing 2027 and ending on (and including) 2036, in an amount equal to 5% of the total number of shares of capital stock outstanding on the preceding December 31. The aggregate maximum number of shares that may be issued pursuant to the exercise of Incentive Stock Options is 39.0 million shares. Previously, under the 2016 Plan, the Board of Directors was permitted to grant incentive stock awards to employees, and non-statutory stock options to employees, directors and consultants. The 2016 Plan provided for the grant of stock options, restricted stock, and other stock-related and performance awards that could be settled in cash, stock, or other property. In connection with the effectiveness of the 2026 Plan, the Company’s 2016 Plan terminated, and no further awards will be granted under the 2016 Plan. However, all outstanding awards will continue to be governed by their existing terms.

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

Stock Options

The following table summarizes the stock option activities under the Company’s stock plans for the nine months ended September 30, 2026 (in thousands, except for per share data):

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Exercise Term (Years)
Outstanding at December 31, 2025	1,136	$3.18	$20,715	4.38
Forfeited	—	NM	NM	NM
Exercised	(706)	2.92	15,163	—
Outstanding at September 30, 2026	430	$3.59	$12,903	3.75
Vested and expected to vest at September 30, 2026	430	$3.59	$12,903	3.75
Exercisable at September 30, 2026	430	$3.59	$12,903	3.75

* NM - not meaningful

On January 29, 2026, 0.2 million fully vested stock options were exercised resulting in issuance of 0.2 million shares of common stock which immediately converted into 0.2 million shares of Class A common stock upon the closing of the IPO. All outstanding options were fully vested as of December 31, 2025.

Restricted Stock Units

RSUs granted under the 2026 Plan are generally subject only to a service-based vesting condition. The time-based RSUs generally vest over periods ranging from two to four years, subject to continued service. As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $69.0 million, excluding additional stock-based compensation expense related to any future grants of stock-based awards. The remaining unrecognized compensation cost for RSUs is expected to be recognized over a weighted-average period of 2.6 years.

Performance-based Restricted Stock Units (“PRSUs”)

Pre-IPO PRSUs

PRSUs granted under the 2016 Plan prior to the completion of the IPO (“pre-IPO PRSUs”) were generally subject to both a service-based vesting condition and a performance-based vesting condition. In February 2025, the performance triggers were lifted for 0.3 million pre-IPO PRSUs, the awards vested and $8.0 million was recognized as compensation expense. On January 29, 2026, 5.7 million pre-IPO PRSUs meeting both service and performance triggers vested and were released, resulting in the recognition of $181.7 million in compensation cost and net issuance of 3.1 million shares of common stock after considering the withholding tax impact, which subsequently converted into 2.0 million and 1.1 million shares of Class A and Class B common stock, respectively, upon the closing of the IPO.

As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested pre-IPO PRSUs granted under the 2016 Plan was $43.2 million. The remaining unrecognized compensation cost for pre-IPO PRSUs is expected to be recognized over a weighted-average period of 1.7 years.

2026 PRSUs

In July 2026, the Company granted a total of 4.8 million PRSUs (“2026 PRSUs”) to its Chief Executive Officer and its President under the 2026 Plan. The 2026 PRSUs vest based on Adjusted EBITDA Compound Annual Growth Rate (“CAGR”) targets achieved over the performance periods ending December 31, 2027 and 2028, respectively (ranging from 0% to 200% of target), subject to continued service, with the number of shares exceeding 100% of the target also subject to a market condition.

Each annual tranche of the 2026 PRSUs is evaluated independently based on the performance period for the respective fiscal year. Stock-based compensation expense associated with the 2026 PRSUs is recognized using a graded attribution method, based on the Company's periodic assessment of the probability that the performance condition will be achieved. At the end of each performance period, actual results will be measured against the predetermined targets to determine the shares of 2026 PRSUs earned as compensation.

The Company measured the fair value of the 2026 PRSUs on the grant date using a Monte Carlo simulation valuation model. The following table summarizes the assumptions used to determine the fair value of the 2026 PRSUs:

Nine Months Ended September 30, 2026
Expected volatility	63.7%
Expected risk-free interest rate	4.2%
Expected term (in years)	3.5
Expected dividend yield	—

During the three and nine months ended September 30, 2026, the Company recognized $6.7 million stock-based compensation expense related to 2026 PRSUs. As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested 2026 PRSUs was $78.0 million. The remaining unrecognized compensation cost for 2026 PRSUs is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes the RSUs and PRSUs activity under the Company’s stock plans for the nine months ended September 30, 2026 (in thousands, except for per share data):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2025	10,451	$26.10
Granted - 2026 PRSUs	4,800	17.66
Granted - RSUs	4,732	18.06
Forfeited	(481)	22.06
Vested	(7,315)	23.31
Unvested outstanding at September 30, 2026	12,187	$21.65

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

The amount of stock-based compensation related to stock-based awards in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$(170)	$23	$10,982	$2,043
General and administrative	25,532	137	203,905	5,905
Technology (exclusive of amortization)	3,737	112	22,409	2,616
Stock-based compensation, net of amounts capitalized	$29,099	$272	$237,296	$10,564
Capitalized stock-based compensation	290	21	1,912	304
Total stock-based compensation	$29,389	$293	$239,208	$10,868

Common Stock Warrants

April 2024 Warrant

In April 2024, the Company issued warrants to a third party to purchase an aggregate of up to 0.4 million shares of common stock at an exercise price of $10.15 per share (“April 2024 Warrant”). The April 2024 Warrant expires in April 2027, and none vested during the three and nine months ended September 30, 2026. The remainder of the shares underlying the April 2024 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. For the three months ended September 30, 2026 and 2025, the Company recognized nil for both periods, related to the issuance of the April 2024 Warrant. For the nine months ended September 30, 2026 and 2025, the Company recognized nil and less than $0.1 million, respectively. The April 2024 Warrant remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

January 2025 Warrant

In January 2025, the Company issued fully vested warrants to a third party to purchase an aggregate of up to 0.03 million shares of common stock at an exercise price of $0.07 per share (“January 2025 Warrant”). The Company recognized nil and $1.3 million during the three and nine months ended September 30, 2025, respectively, related to the issuance of the January 2025 Warrant. In October 2025, all of the 0.03 million warrants were exercised and became outstanding Class A common stock.

April 2025 Warrant

In April 2025, the Company issued warrants to a third party to purchase an aggregate of up to 0.08 million shares of common stock at an exercise price of $40.32 per share (“April 2025 Warrant”). The April 2025 Warrant expires in April 2027, and no warrants vested during the three and nine months ended September 30, 2026. The remainder of the shares underlying the April 2025 Warrant may vest and become exercisable over the contractual term, contingent upon the achievement of certain performance conditions. The Company recognized nil for the three and nine months ended September 30, 2026. The Company recognized less than $0.1 million for the three and nine months ended September 30, 2025, respectively. A total of 0.05 million April 2025 warrants remained outstanding following the closing of the IPO and will convert to Class A common stock upon exercise of this warrant.

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

11. Income Taxes

The Company’s effective tax rates were 14.5% and 10.5% for the three months ended September 30, 2026 and 2025, respectively, and (3.2)% and 8.0% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, partially offset by valuation allowance in the U.S. jurisdictions where the Company does not benefit from losses and tax credits.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on the Company’s condensed consolidated financial statements.

12. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic earnings per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration for common stock equivalents. Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. For periods of net loss, basic and diluted earnings per share are the same because the effect of potential common stock is anti-dilutive.

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

A reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026			2025	2026			2025
	Class A	Class B	Consolidated	Common	Class A	Class B	Consolidated	Common
Basic net income (loss) per share:
Numerator:
Net income (loss)	$2,623	$2,049	$4,672	$15,874	$(72,644)	$(69,544)	$(142,188)	$46,590
Deemed dividend on the conversion of Series D and D-1 redeemable convertible preferred stock	—	—	—	—	(2,882)	(2,760)	(5,642)	—
Net income (loss) attributable to common stockholders	$2,623	$2,049	$4,672	$15,874	$(75,526)	$(72,304)	$(147,830)	$46,590
Denominator:
Weighted-average common shares outstanding (1)	36,147	28,249	64,396	16,556	29,974	28,695	58,669	16,453
Basic net income (loss) per share	$0.07	$0.07	$0.07	$0.96	$(2.52)	$(2.52)	$(2.52)	$2.83

Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$2,735	$1,937	$4,672	$15,874	$(75,526)	$(72,304)	$(147,830)	$46,590
Denominator:
Weighted-average common shares outstanding (1)	36,147	28,249	64,396	16,556	29,974	28,695	58,669	16,453
Effect of dilutive securities:
Stock options	554	—	554	1,066	—	—	—	1,144
Redeemable convertible preferred Stock	—	—	—	37,296	—	—	—	37,296
Warrants	14	—	14	130	—	—	—	142
Restricted stock units	3,804	439	4,243	3,174	—	—	—	3,558
Weighted-average diluted shares	40,519	28,688	69,207	58,222	29,974	28,695	58,669	58,593
Diluted net income (loss) per share	$0.07	$0.07	$0.07	$0.27	$(2.52)	$(2.52)	$(2.52)	$0.80

(1) In connection with our IPO, our Series A-1, Series A-2, Series A, Series B, Series C, Series D and Series D-1 redeemable convertible preferred stock converted into 18.5 million and 19.1 million shares of the Company's Class A common stock and Class B common stock. For the nine months ended September 30, 2026, these shares were weighted in the denominator of net income (loss) per share for Class A and Class B common stock for the portion of the time outstanding subsequent to our IPO.

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested RSUs and PRSUs (1)	56	4,886	7,387	4,886
Stock Options	—	—	430	—
Warrants	4	4	308	—
Total	60	4,890	8,125	4,886

(1) The number of unvested RSUs and PRSUs excludes 4.8 million unvested 2026 PRSUs for which performance conditions have not been established as of September 30, 2026, as they are not considered outstanding for accounting purposes. For further information refer to Note 10, Stock-Based Compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Ethos Technologies Inc. (“Ethos,” “the Company,” “we,” “our” and “us”) should be read in conjunction with our unaudited condensed financial statements and related notes included elsewhere within this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements and the related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 17, 2026 (“Annual Report”). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Quarterly Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Ethos is a technology company transforming the life insurance industry. We have built a vertically integrated technology platform that makes life insurance accessible, affordable, and transparent for everyone. Since inception, we have activated over 850,000 policies. Through our three-sided technology platform, we serve a growing ecosystem of consumers, agents, and carriers, each of which benefits from the scale, ease-of-use, and efficiency of our platform. This creates strong network effects that drive our continued growth. We serve the following constituents through our digital platform:

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

Key Factors Affecting our Performance

Cost-Effectively Activating New Policies. Our continued growth is dependent on cost-effectively activating new policies. We reach consumers by investing in direct marketing and agent payments. Our direct marketing is diversified and includes affiliate marketing, search engine marketing, social media advertising, TV advertising, and others. We dynamically adjust our direct marketing on a daily basis to optimize our acquisition strategy. Spending to activate a new policy is governed by our payback period, which we define as the number of months it takes for the cash commissions received to offset advertising spend and agent payments, as well as underwriting, sales team and payment processing costs. As of September 30, 2026, our average payback period was within two months.

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

Evolving Channel and Product Mix. We leverage our two distribution channels to optimize for increased demand on our platform, our direct channel and our third-party channel. Consumer demand through each channel is impacted by multiple factors, including product mix, which we evaluate holistically when implementing this channel strategy. In addition, though we prioritize overall expansion of our product portfolio, our product mix impacts our growth and results of operations. Our revenue and Average Revenue Per Unit (“ARPU”) are impacted by premium amounts, commission rates, and persistency estimates, all of which differ by product. Certain of our products, such as Whole Life Insurance, tend to have lower coverage amounts and commission rates, resulting in lower ARPU.

Further, because we offer most of our products through both channels, including Term Life Insurance, Whole Life Insurance, and Indexed Universal Life Insurance, our strategy and shifts in consumer insurance purchasing patterns and trends also drive fluctuations in product mix by channel, which impacts our results of operations. Certain of our products, such as Whole Life Insurance, have historically been sold primarily through our third-party channel due to various factors, including preferences and demographics of the target consumers for such products as well as sales strategies and priorities of independent agencies that use our platform to sell insurance products. In addition, our sales and marketing expense and Contribution Margin are impacted by our channel mix, as described further under the section titled “—Key Business Metrics and Non-GAAP Financial Measures–Contribution Profit.”

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

Seasonality. Seasonality can impact our activated policy patterns, influencing acquisition volume, costs, and conversion rates. The three months ended March 31 have historically been our strongest quarter of activated policies, as consumer demand for life insurance is elevated by factors such as annual financial planning cycles that typically occur post-New Year. During this period, digital marketing costs tend to be lower relative to other periods, allowing us to efficiently invest more in direct marketing. However, as our business has grown rapidly and period-over-period growth has become an increasingly significant driver of our results, it is uncertain whether and to what extent seasonality will continue to impact our first quarter results compared to other quarters. As a result, our historical seasonal patterns may be less indicative of future results, and results for any single quarter may not be indicative of results for the full year or future periods.

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

Key Business Metrics and Non-GAAP Financial Measures

Key Business Metrics

In addition to the measures presented in our condensed consolidated financial statements, we use the following key business metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The following table presents our key business metrics for the three and nine months ended September 30, 2026 and 2025 (in thousands, except activated policies, ARPU and percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2026		2025		Change %	2026		2025		Change %
	Amount	% Revenue	Amount	% Revenue		Amount	% Revenue	Amount	% Revenue
Direct channel revenue	$118,815	51%	$56,102	60%	112%	$381,314	62%	$168,285	61%	127%
Third-party channel revenue	116,400	49%	37,692	40%	209%	236,562	38%	109,246	39%	117%
Total revenue	$235,215	100%	$93,794	100%	151%	$617,876	100%	$277,531	100%	123%

Total Activated Policies	142,111		49,220		189%	338,331		143,625		136%

Average Revenue Per Unit	$1,655		$1,906		(13)%	$1,826		$1,932		(5)%

Activated Policies. We define activated policies as the number of policies sold through our platform over a given period of measurement. Activated policies have increased over time as we have expanded our direct and third-party channels and added product offerings with existing and new carriers.

The total number of activated policies increased by 189% and 136% for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

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

ARPU was $1,655 and $1,826 during the three and nine months ended September 30, 2026, compared to $1,906 and $1,932 during the same periods in 2025, respectively. ARPU for the total business decreased by 13% and 5%, respectively, for the three and nine months ended September 30, 2026, primarily due to a channel mix that skewed more heavily to our third-party channel, which historically has a higher mix of Whole Life Insurance products, which typically have a lower ARPU due to lower coverage amounts and commission rates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Gross profit	$230,764	$92,117	$606,169	$272,857
Gross margin	98%	98%	98%	98%
Contribution profit (1)	$66,424	$36,694	$187,337	$114,812
Contribution margin (1)	28%	39%	30%	41%
Net income (loss)	$4,672	$15,874	$(142,188)	$46,590
Net income margin	2%	17%	(23)%	17%
Adjusted EBITDA (1)	$34,920	$18,717	$103,742	$63,191
Adjusted EBITDA margin (1)	15%	20%	17%	23%

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

Contribution Profit. We define Contribution Profit as our gross profit less sales and marketing expenses, which include agent payments and underwriting costs for non-activated policies, plus stock-based compensation and related taxes related to our employees and overhead costs allocated to sales and marketing expenses. Gross profit is defined as revenue less cost of revenue. Cost of revenue primarily consists of underwriting costs associated with activated policies. Overhead costs allocated to sales and marketing expenses include professional fees, technology expenses, and other related expenses. Contribution Margin is calculated by dividing Contribution Profit for a period by revenue for the same period.

Contribution Profit is primarily impacted by revenue as well as marketing costs, which consists of advertising spend on our website and agent payments for policies sold through our third-party channel. Both ARPU and marketing costs are impacted by changes in product and distribution channel mix.

The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Gross profit	$230,764	$92,117	$606,169	$272,857
Less: sales and marketing	(169,423)	(57,074)	(441,616)	(165,205)
Add: stock-based compensation and related taxes allocated to sales and marketing	(170)	23	11,413	2,043
Add: professional fees allocated to sales and marketing	1,806	258	3,156	1,174
Add: technology expenses allocated to sales and marketing	2,137	750	4,823	2,197
Add: other expenses allocated to sales and marketing	1,310	620	3,392	1,746
Contribution profit	$66,424	$36,694	$187,337	$114,812

For the three and nine months ended September 30, 2026, Contribution Profit increased by $29.7 million and $72.5 million, respectively, compared to the same periods in 2025. The increase in Contribution Profit was primarily driven by continued revenue growth across both our direct and third-party channels, partially offset by the increase in sales and marketing expenses.

Contribution Margin was 28% and 39% for the three months ended September 30, 2026 and 2025, respectively, and 30% and 41% for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, the decrease was primarily driven by the change to third-party agent compensation and persistency estimates implemented since the period ended March 31, 2026, along with a shift in channel mix toward our third-party channel. For the nine months ended September 30, 2026 and 2025, the decrease was driven by the change to third-party agent compensation and persistency estimates implemented in the period ended March 31, 2026, and by a one-time charge of $16.5 million in agent compensation in sales and marketing expenses, recorded in the three months ended March 31, 2026. We use Contribution Profit and Contribution Margin to evaluate our operating performance. We believe that Contribution Profit and Contribution Margin provide useful information to investors about our business and financial performance because they offer insight into how efficiently we activate new policies and generate revenue by accounting for the direct expenses associated with those activated policies. Contribution Profit and Contribution Margin should not be considered as alternatives to gross profit and gross margin, or any other measure of financial performance calculated and presented in accordance with GAAP.

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) excluding interest expense, interest income, income tax expense (benefit), depreciation and amortization, and stock-based compensation and related taxes as set forth in the table below. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA for a period by revenue for the same period. We use Adjusted EBITDA and Adjusted EBITDA Margin to assess performance, to inform the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to assist our Board of Directors in monitoring our business and financial performance. We believe that Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, including by providing consistency and comparability with our past financial performance, and allow for greater transparency with respect to measures used by our management in investors’ financial and operational decision making. In addition, we believe Adjusted EBITDA is widely used by investors, securities analysts, and other parties in evaluating companies in their industry as a measure of operational performance.

The following table provides a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income (loss)	$4,672	$15,874	$(142,188)	$46,590
Interest expense	358	786	1,636	2,405
Interest income	(1,908)	(1,410)	(5,050)	(4,472)
Income tax expense	790	1,863	4,424	4,029
Depreciation and amortization	1,838	1,332	4,757	4,075
EBITDA	$5,750	$18,445	$(136,421)	$52,627
Stock-based compensation and related taxes	29,170	272	240,163	10,564
Adjusted EBITDA	$34,920	$18,717	$103,742	$63,191
Adjusted EBITDA margin	15%	20%	17%	23%

For the three and nine months ended September 30, 2026, Adjusted EBITDA increased by $16.2 million and $40.6 million, respectively, compared to the same periods in 2025. The increase in Adjusted EBITDA was primarily due to the increase in revenue partially offset by the increase in operating expenses excluding stock-based compensation and related taxes.

For the three and nine months ended September 30, 2026, Adjusted EBITDA Margins decreased by 5% and 6%, respectively, compared to the same periods in 2025. For the three months ended September 30, 2026, the decrease was primarily driven by changes in third-party agent compensation and persistency estimates, and a shift in channel mix toward our third-party channel. For the nine months ended September 30, 2026, the decrease was primarily driven by changes in our third-party agent compensation and persistency estimates, and by a one-time charge of $16.5 million in agent compensation in sales and marketing expenses, recorded in the three months ended March 31, 2026.

We expect Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

Components of Results of Operations

Revenue

We primarily generate revenue through commissions paid by carriers from policies activated and sold through our platform as well as from our provision of TPA services for such policies. Our commission revenue is recognized upfront upon delivering new policyholders to carriers, and we have no material additional obligations post-sale. Our revenue for an activated policy includes both the first-year commission and renewal commissions, both of which require significant judgment in applying a persistency estimate. In future periods following policy activation, we recognize in-period adjustments in revenue as the applicable persistency estimates are updated.

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

Interest Expense

Interest expense consists primarily of interest costs associated with the sale of commissions receivable. For a portion of our policies, we have at times entered into arrangements in which we sell the rights to a portion of future commissions in exchange for upfront cash payments to unaffiliated entities. During the three and nine months ended September 30, 2026, no such arrangements were used. We impute interest on the unamortized portion of the liability for the sale of commissions receivable using the effective interest method, which is based on forecasted payments expected to be made over the term of the agreements.

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

We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the condensed consolidated financial statements as income tax expense.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Commission	$235,215	$93,794	$617,876	$277,531
Total revenue	235,215	93,794	617,876	277,531
Costs and expenses:
Sales and marketing	169,423	57,074	441,616	165,205
General and administrative	39,176	8,871	243,730	30,414
Technology (exclusive of amortization)	16,480	7,769	57,414	24,711
Cost of revenue	4,451	1,677	11,707	4,674
Depreciation and amortization	1,838	1,332	4,757	4,075
Total costs and expenses	231,368	76,723	759,224	229,079
Income (loss) from operations	3,847	17,071	(141,348)	48,452
Other income (expense):
Interest expense	(358)	(786)	(1,636)	(2,405)
Interest income	1,908	1,410	5,050	4,472
Other income, net	65	42	170	100
Total other income, net	1,615	666	3,584	2,167
Net income (loss) before income tax expense	5,462	17,737	(137,764)	50,619
Income tax expense	790	1,863	4,424	4,029
Net income (loss)	$4,672	$15,874	$(142,188)	$46,590

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Direct channel revenue	$118,815	$56,102	$62,713	112%	$381,314	$168,285	$213,029	127%
Third-party channel revenue	116,400	37,692	78,708	209%	236,562	109,246	127,316	117%
Total revenue	$235,215	$93,794	$141,421	151%	$617,876	$277,531	$340,345	123%

For the three and nine months ended September 30, 2026, total revenue increased by $141.4 million and $340.3 million, or 151% and 123%, respectively, compared to the same periods in 2025. The increase in total revenue in both periods was primarily driven by increases in activated policies of 189% and 136%, respectively, across both channels.

For the three and nine months ended September 30, 2026, direct channel revenue grew by $62.7 million and $213.0 million, or 112% and 127%, respectively, compared to the same periods in 2025. For the three and nine months ended September 30, 2026, third-party channel revenue grew by $78.7 million and $127.3 million, or 209% and 117%, respectively, compared to the same periods in 2025. Revenue from our direct channel increased in both periods, primarily related to the growth in activated policies driven by our advertising investment and continued optimization across our consumer acquisition channels. The increase in revenue from our third-party channel in both periods was primarily driven by contributions from both new and existing agencies, alongside enhancements to our agent portal that improved conversion rates and agent productivity.

Costs and Expenses:

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Sales and marketing	$169,423	$57,074	$112,349	197%	$441,616	$165,205	$276,411	167%
Percentage of revenues	72%	61%			71%	60%

For the three months ended September 30, 2026, sales and marketing expenses increased by $112.3 million, or 197%, compared to the same period in 2025. The increase was primarily attributable to a $104.8 million increase in total advertising, agent payment, and other policy acquisition expenses, reflecting our strategic expansion across both direct and third-party distribution channels to grow and support higher application volumes. The increase in sales and marketing expense was further driven by a $3.8 million increase in personnel costs, largely due to headcount growth.

For the nine months ended September 30, 2026, sales and marketing expenses increased by $276.4 million, or 167%, compared to the same period in 2025. The increase was primarily attributable to a $249.1 million increase in total advertising, agent payment, and other policy acquisition expenses, which included a one-time increase of $16.5 million in agent compensation expenses as a result of our updated third-party agent compensation and persistency estimates to better reflect both maturing cohort experience and the impact of recent operational improvements. This increase in sales and marketing expense was further driven by a $9.4 million increase in stock-based compensation charge and related taxes associated with RSUs that vested upon the effectiveness of our IPO.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
General and administrative	$39,176	$8,871	$30,305	342%	$243,730	$30,414	$213,316	701%
Percentage of revenues	17%	9%			39%	11%

For the three months ended September 30, 2026, general and administrative expenses increased by $30.3 million, or 342%, compared to the same period in 2025. The increase was primarily attributable to an increase of $25.4 million in stock-based compensation charge and related taxes including $6.7 million attributable to the 2026 PRSUs.

For the nine months ended September 30, 2026, general and administrative expenses increased by $213.3 million, or 701%, compared to the same period in 2025. The increase was primarily attributable to an increase of $199.6 million in stock-based compensation charge and related taxes including $6.7 million attributable to the 2026 PRSUs. The increase was further driven by a $5.9 million increase in personnel costs, largely due to headcount growth.

Technology (Exclusive of Amortization)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Technology (exclusive of amortization)	$16,480	$7,769	$8,711	112%	$57,414	$24,711	$32,703	132%
Percentage of revenues	7%	8%			9%	9%

For the three months ended September 30, 2026, technology expenses increased by $8.7 million, or 112%, compared to the same period in 2025. The increase was primarily attributable to an increase of $3.6 million in stock-based compensation charge and related taxes, an increase of $2.1 million in personnel-related compensation expenses due to headcount growth, an increase of $1.4 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure, and an increase of $0.8 million in hosting fees.

For the nine months ended September 30, 2026, technology expenses increased by $32.7 million, or 132%, compared to the same period in 2025. The increase was primarily attributable to an increase of $20.6 million in stock-based compensation charge and related taxes associated with RSUs that were vested upon the effectiveness of our IPO, an increase of $5.4 million in personnel-related compensation expenses due to headcount growth, an increase of $3.1 million in software and web services to support both the maintenance and expansion of our product suite and technology infrastructure, and an increase of $1.9 million in hosting fees.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Cost of revenue	$4,451	$1,677	$2,774	165%	$11,707	$4,674	$7,033	150%
Percentage of revenues	2%	2%			2%	2%

For the three and nine months ended September 30, 2026, cost of revenue increased by $2.8 million and $7.0 million, or 165% and 150%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to an increase in underwriting costs, driven by growth in application and activated policy volume.

Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Depreciation and amortization	$1,838	$1,332	$506	38%	$4,757	$4,075	$682	17%
Percentage of revenues	1%	1%			1%	1%

For the three and nine months ended September 30, 2026, depreciation and amortization expenses increased by $0.5 million and $0.7 million, or 38% and 17%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to an increase in capitalized software and development costs.

Other Income (Expense):

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Interest expense	$(358)	$(786)	$428	(54)%	$(1,636)	$(2,405)	$769	(32)%

For the three and nine months ended September 30, 2026, interest expense decreased by $0.4 million and $0.8 million, or 54% and 32%, respectively, compared to the same periods in 2025. The decrease was primarily due to the lower liability balance resulting from the sale of commissions for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Interest income	$1,908	$1,410	$498	35%	$5,050	$4,472	$578	13%

For the three and nine months ended September 30, 2026, interest income increased by $0.5 million and $0.6 million, or 35% and 13%, respectively, compared to the same periods in 2025. The increase in both periods was primarily attributable to higher average investment and cash equivalents balances during the three and nine months ended September 30, 2026, compared to the same periods in 2025.

Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
	(in thousands)				(in thousands)
Income tax expense	$790	$1,863	$(1,073)	(58)%	$4,424	$4,029	$395	10%
Percentage of revenues	0%	2%			1%	1%

For the three months ended September 30, 2026, income tax expense decreased by $1.1 million, or 58%, compared to the same period in 2025. The decrease was primarily driven by the change in our estimated annual effective tax rate, which is calculated based on our estimated annual pre-tax results and updated each quarter. While we were at a pre-tax profit position for the three months ended September 30, 2026, a full year pre-tax loss is projected for the year ended December 31, 2026.

For the nine months ended September 30, 2026, income tax expense increased by $0.4 million, or 10%, compared to the same period in 2025. The increase was primarily driven by changes to the valuation allowance attributable to the increases to deferred tax liabilities associated with revenue recognition and income taxes in foreign jurisdictions.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through net proceeds from our equity financings (including from our IPO and from pre-IPO sales of our convertible preferred stock) and commissions received from the sale of our products. Upon the closing of our IPO in January 2026, we received approximately $82.6 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses paid or payable by us. As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $290.1 million and working capital of $130.8 million. Cash and cash equivalents are comprised of cash held in demand deposit accounts and short-term, highly liquid investments with original maturities of three months or less. Marketable securities are comprised primarily of government bonds, agency bonds, and investment grade U.S. and non-U.S.-issued corporate debt securities. Our principal use of cash has been to fund our operations and invest in technology to support our growth.

In August 2026, our Board of Directors authorized a share repurchase program of up to $100.0 million of our outstanding Class A common stock (the “2026 Share Repurchase Program”). Repurchases may be made from time to time either on the open market (including pursuant to pre-set trading plans), in privately negotiated transactions, and in other transactions in accordance with applicable securities laws. The timing and the amount of repurchased Class A common stock will be determined by our management based on its evaluation of market conditions and other factors. The 2026 Share Repurchase Program has no expiration date and may be suspended or discontinued at any time at our discretion, and does not obligate us to repurchase any specific number or dollar value of shares. As of the date of this Quarterly Report, no shares have been repurchased under the program.

We have generated significant losses from operations and negative cash flows from operating activities in the past as reflected in our accumulated deficit of $244.7 million as of September 30, 2026. Our future cash flows from operating activities may fluctuate as a result of investments we continue to make across our organization. However, we believe that our existing cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including our growth rate, accuracy of persistency estimates, expansion of sales and marketing activities, expansion of carrier and agency relationships, investments in technology enhancements, continued market adoption of our platform and services, timing and amount of sales of commissions receivable and any repurchases under the 2026 Share Repurchase Program. In addition, we may enter into agreements to acquire or invest in complementary businesses, products, teams, and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional financing sooner than we currently anticipate. However, we may not be able to secure additional financing to meet our operating requirements or growth strategies on acceptable terms, or at all.

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

Cash Flows

The following table sets forth certain cash flow information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$107,604	$31,281
Net cash provided by / (used in) investing activities	$(81,595)	$23,115
Net cash provided by / (used in) financing activities	$32,808	$(5,183)

Cash Flows Provided By Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $107.6 million. While we reported a net loss of $142.2 million for the period, primarily attributable to $237.3 million in non-cash stock-based compensation, $3.3 million related to deferred taxes, $4.8 million related to depreciation and amortization, and $1.6 million related to non-cash interest expense, our core operations generated positive cash flow. In addition, during this period, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in accounts receivable of $47.0 million due primarily to 136% growth in activated policies during the nine months ended September 30, 2026.
•
Increase in commissions receivable of $96.3 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in prepaid and other assets of $21.2 million due primarily to higher estimated agent commission advances attributable to the growth of our third-party channel.
•
Increase in accounts payable of $22.6 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in accrued expenses of $71.1 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.
•
Increase in other current liabilities of $73.8 million due primarily to an increase in the estimated carrier advances.

For the nine months ended September 30, 2025, net cash provided by operating activities was $31.3 million. We reported a net income of $46.6 million for the period, including non-cash expenses of $10.6 million related to stock-based compensation, $4.1 million related to depreciation and amortization, $3.5 million related to deferred taxes, and $2.4 million related to non-cash interest expense. In addition, during this period, significant changes in our operating assets and liabilities resulted from the following:

•
Increase in accounts receivable of $5.6 million due primarily to 61% growth in activated policies during the nine months ended September 30, 2025.
•
Increase in commissions receivable of $46.5 million due to an increase in the commissions owed to us by the insurance carriers.
•
Increase in prepaid and other assets of $15.9 million due primarily to higher estimated agent commission advances attributable to the growth of our third-party channel.
•
Increase in accounts payable of $35.3 million due primarily to increase in expected commissions to be paid to carriers as a result of clawbacks.
•
Increase in accrued expenses of $10.5 million due primarily to an increase in accrued agent payments driven by growth in third-party revenue.

Cash Flows Provided By / (Used In) Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $81.6 million. This was primarily driven by $145.5 million in investment purchases and $5.3 million investment in software development costs, which were partially offset by $70.6 million in proceeds from maturities and sales of investments.

For the nine months ended September 30, 2025, net cash provided by investing activities was $23.1 million. This was primarily due to proceeds from maturity and sale of investments of $79.9 million, partially offset by purchases of investments of $52.5 million.

Cash Flows Provided By / (Used In) Financing Activities

For the nine months ended September 30, 2026, cash provided by financing activities was $32.8 million. This was primarily driven by $91.6 million in proceeds from initial public offering and $3.4 million proceeds from exercise of stock options, partially offset by $49.1 million of payment of tax withholdings on settlement of RSUs, $10.2 million repayments of the liabilities related to the sale of commissions receivable and $2.8 million payments of deferred offering costs.

For the nine months ended September 30, 2025, cash used in financing activities was $5.2 million, which primarily consisted of repayments of the liabilities related to the sale of commissions receivable of $7.8 million and payment of deferred offering costs of $3.2 million, partially offset by the proceeds from the sale of commissions receivable of $5.0 million and proceeds from stock option exercise of $0.8 million.

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

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements, refer to “Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 2. “Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Cyber-attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services, or those of our third parties with whom we work, could adversely affect our business, financial condition, and results of operations.

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

We have historically incurred net losses since our inception in 2016 and only recently achieved profitability in the year ended December 31, 2023. There is no guarantee that we will maintain profitability as we continue to invest in our business. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase the number of new policies activated on our platform and expand our relationships with independent agencies, carrier relationships, and product offerings. We also expect to expend financial and other resources on research and development to further enhance our technology platform and underwriting capabilities. The timing and magnitude of revenue growth from activating new policies may not align with the period in which we incur operating expenses. This timing difference may result in expenses exceeding revenue in certain periods, impacting margins, profitability, and cash flow. As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. If we fail to increase revenue on the timeline that we expect or in an amount sufficient to offset these costs, we may not be able to sustain profitability. Moreover, if our revenue declines, we may be unable to reduce costs in a timely manner as many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, such as costs associated with marketing activities, this may negatively impact the number of policies activated, as well as agent sales through our platform.

In addition, following the closing of our initial public offering on January 30, 2026, the stock-based compensation expense related to our restricted stock units, or RSUs, has resulted in significant increases in our expenses for the three and nine months ended September 30, 2026, which could impair our ability to maintain profitability.

While we have demonstrated the ability to reach profitability in certain recent periods, we may not maintain it in the future, and we may continue to incur significant losses. For example, for the nine months ended September 30, 2026, we incurred a net loss of $142.2 million.

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

We also have limited experience with our third-party channel, which is becoming an increasingly significant portion of our total revenue and growth strategy. In particular, as we expand our relationships with independent agencies, we have faced and may continue to face increased pressure to offer higher agent compensation or incentives, which could harm our margins and profitability even if agent engagement on our platform is sustained or grows. Because of our relatively limited experience with our third-party channel, we have less historical data to help inform our persistency estimates and less operational experience with incorporating persistency data into our estimates. As we continue to scale our third-party channel, we have taken, and expect to continue to take, actions to improve the operational processes relating to persistency of policies sold by these agents, which has historically impacted and may in the future further impact our revenue and agent compensation expense.

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

We derive revenue from commissions on the sale of insurance products that are paid by the carriers from whom our consumers purchase insurance. We negotiate commission rates with our carriers, which are a percentage of premiums that the carriers charge our consumers. Premiums vary by insurance product provided by carriers, and we do not set the insurance premiums on which our commissions are based. Our consumers’ eligibility for insurance products, as determined through our underwriting processes, impacts the selection of products available to consumers, and as a result, the product mix sold on our platform and for which we receive commissions. Average premiums and underwriting criteria may still change significantly in response to shifts in interest rates, mortality trends, other market or regulatory developments and macroeconomic conditions, as well as carrier pricing strategies. In addition, capacity could be reduced by carriers failing or withdrawing from writing certain coverages that we offer our consumers. Commission rates and premiums can change based on prevailing legislative, economic, and competitive factors that affect carriers. These factors, which are not within our control, include the capacity of carriers to place new business, underwriting and non-underwriting profits of carriers, consumer demand for insurance products, the availability of comparable products from other carriers at a lower cost, and the availability of alternative insurance products to consumers. Because we cannot predict or control these factors, our revenue, margins, and profitability may be volatile. These changes could reduce the volume of policies sold through our platform or our third-party channel and impact our ability to generate revenue. In addition, as our product mix shifts toward more complex insurance products, such as annuities, these products are generally subject to greater regulatory and compliance requirements than our core life insurance products, which may increase our costs and affect the economics of distributing them.

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

While we continue to expand our carrier relationships, a significant portion of our policy volume is attributable to a limited number of carriers. For the three and nine months ended September 30, 2026 and 2025, our top three carrier relationships, which are Ameritas, Banner Life (formerly Legal & General America), and TruStage, represented at least 87% of our total revenue. As our business and the insurance industry evolve, it may become necessary for us to offer insurance products from a reduced number of carriers or to derive a greater portion of our revenue from a more concentrated number of carriers. Should our dependence on a smaller number of carriers increase, whether as a result of the termination of carrier relationships, carrier consolidation or otherwise, we may become more vulnerable to adverse changes in our relationships with our carriers, particularly in states where we offer insurance products from a relatively small number of carriers or where a small number of carriers dominate the market. The termination, amendment or consolidation of our relationship with carriers could harm our business, financial condition, and results of operations.

In addition, we have received cash commission advances from certain of our largest carriers in excess of the revenue recognized on the underlying policies, which we record as estimated carrier advances. If our relationship with one of these carriers were terminated, we would generally be required to repay the outstanding advances attributable to that carrier as the underlying policies lapse, without the benefit of new production from that carrier to offset those obligations. Our ability to recover the related agent debt in those circumstances may also be limited, including because the affected agents would no longer have access to that carrier’s products. As a result, if such a carrier relationship is terminated, if such carrier’s financial condition suffers a material negative impact, or if their production on our platform decreases or slows, we could be required to fund a significant repayment obligation over a compressed period which would adversely affect our liquidity, financial condition, and results of operations, perhaps materially.

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

These agencies facilitate our access to a broader consumer base, including those who prefer purchasing insurance through traditional advisory channels. If we are unable to attract, retain, or maintain productive relationships within this channel, or if agents choose to offer competing products instead of or in addition to ours, our revenue and growth could be adversely affected. Additionally, regulatory changes, shifts in consumer behavior, shifts in demand for particular product offerings, or increased competition from other similar platforms could further impact our ability to sustain these relationships and maintain our revenue growth.

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

We incur marketing and incentive expenses when onboarding a new agency or engaging with agents at an agency with whom we already work. The effectiveness of such marketing and incentive efforts, and as a result, their return on investment, may not materialize or be known for several quarters due to the time it takes for new agents to be fully ramped up on our platform. In addition, independent agencies that use our platform may seek to exert leverage to negotiate for higher compensation, which, if granted, could negatively affect our margins.

Maintaining and growing our relationships with independent agencies generally require us to continually improve our platform, which may involve significant technological and design challenges, and agencies have placed and are expected to continue to place considerable pressure on us to improve. Accordingly, we expect to devote a substantial amount of our resources to our relationships with independent agencies, which could detract from or delay other strategic initiatives. Moreover, it is possible that agencies with whom we work may develop their own infrastructure that may compete with our services or partner with a competitor’s infrastructure. If we are unable to retain these key relationships or if agencies reduce their activity on our platform, our revenue would be adversely impacted and our business, operating results, financial condition, and future prospects would be materially and adversely affected.

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

We also rely on certain third-party data sources to support policyholder underwriting and decision-making through our platform. These sources include credit-based insurance scores, driving records, prescription data, medical records, and other consumer information provided by unaffiliated vendors, and, in some cases, analysis and interpretation of such data. Third-party vendors of such information include, among others, Milliman, TransUnion and MIB Group. Access to this data is important to the speed, accuracy, and overall functionality of our platform. Before we obtain any such third-party data, consumers provide the necessary authorizations and consents directly through our platform, and we share underwriting data with carriers to the extent permitted by those authorizations. While we believe our platform is designed to obtain all relevant and necessary authorizations and consents before third-party data about consumers is obtained and shared, including with carriers, any challenges to or litigation or investigations regarding these processes could be costly, time-consuming, and distracting to management and may harm our business and results of operations. If we lose access to any of these data sources, including any analytics thereof, experience disruptions in availability, or encounter changes in pricing, usage terms, or regulatory constraints affecting access to or use of such data (or any analytics thereof), our ability to support underwriting could be impaired. In addition, if these vendors degrade service quality or if these data sources fail to meet evolving technical or compliance standards, or fail to meet standards of accuracy and acceptable ranges of mortality predictiveness of our present and future carriers, it could result in delays or friction in the application process for consumers and agents, and limit the ability of carriers to efficiently evaluate risk. Because our underwriting model does not involve traditional medical exams or laboratory testing, we rely on these alternative data sources to evaluate risk. While we believe these data sources are sufficient to support accurate and efficient underwriting, they may not provide the same depth or type of medical information as traditional processes. As a result, our ability to support certain products, including those that require more comprehensive medical evaluation, may be limited, and some carriers may be unwilling to underwrite policies using our approach. While we have not experienced limitations on the number of carriers that our platform’s decision-making can handle, we may encounter difficulties or challenges with our decision-making processes and capabilities, including due to factors impacting our third-party vendors that may be outside of our control, that impede our ability to satisfy our carriers’ underwriting standards and conditions and harm our reputation, business, and results of operations. Further, any of these developments could reduce the effectiveness of our platform, diminish adoption or satisfaction among carriers, agents, and applicants, and adversely affect our business and operating results. In addition, third-party service providers may not perform as expected under our agreements, and we or our carriers may in the future have disagreements or disputes with such providers, while our competitors may be effective in providing incentives to carriers to favor their products or services on competitors’ platforms or to prevent or reduce sales made through our platform. If we lose access to products from a particular carrier, or experience a significant disruption in the supply of products from a current carrier, especially a carrier offering a unique or popular insurance product, our business and operating results could be harmed.

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

Cyber-attacks, data breaches, security incidents, systems failures, and resulting interruptions in the availability of our websites, mobile applications, platform, or services, or those of third parties with whom we work, could adversely affect our business, financial condition, and results of operations.

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

We may experience system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These events could result in significant losses of revenue and could harm our brand and reputation. Affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. In addition, such breaches have in the past required, and may in the future require notification to governmental agencies, the media, or individuals pursuant to various federal and state privacy and security laws and regulations. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of consumers. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of system failures, cyber-attacks, and similar events.

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

We prepare our condensed consolidated financial statements in accordance with GAAP. These accounting principles require us to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements. We are required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenue and expenses related to accounting under Accounting Standards Codification, or ASC, Topic 606 Revenue Recognition. For example, persistency estimates may be more variable early in the life cycle of a product or carrier relationship due to lack of relevant historical data to analyze. Lack of historical data as well as experience with post-issue audit practices of new carriers on our platform can result in greater fluctuations in future revenue and cash flows. We also make estimates and assumptions regarding the compensation expense associated with our third-party channel, including the amounts we expect to recoup from agents and the allowances we establish for agent debt that we may be unable to collect. These estimates and assumptions require a significant amount of discretionary judgment and complexity. We have revised these estimates and assumptions in the past, resulting in adjustments to previously reported amounts, and we may revise them again in the future. Changes in these estimates, including as a result of deterioration in persistency or collection experience or the onboarding of agencies with different risk profiles, could result in charges that adversely affect our financial position and results of operations, including in periods after the related policies were sold. We periodically evaluate our assumptions, estimates and judgments and conduct persistency assessments with outside advisors on a quarterly basis. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. Such assumptions, estimates or judgments, however, are both subjective and could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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

Insurance agents and their principals who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, generally are required to be licensed individually. Insurance laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. We believe that any payments we currently make to licensed insurance agents are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, we could be required to change the manner in which we pay fees to such agents.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect our business. These supervisory agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. These regulators are also increasingly focused on the use of AI in offering and underwriting consumer products. In addition, because we act as both a producer and a third-party administrator to support policy distribution and provide certain administrative services on behalf of carriers, we are required to maintain various state licenses to operate in these roles. Failure to obtain or maintain these licenses, or to comply with associated regulatory requirements, could impair our ability to operate in certain jurisdictions and adversely affect our business. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance and by limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, and the form of compensation we can accept from our consumers, carriers, and third-parties. Certain insurance products that we distribute, or that we may distribute in greater volume in the future, including more complex products such as annuities, are subject to additional and more stringent regulatory requirements than our core life insurance products, including enhanced suitability and best interest standards, product-specific producer training and licensing requirements, and heightened supervision, disclosure, and documentation obligations. Compliance with these requirements increases our costs, and any failure to comply could subject us to regulatory action, penalties, or restrictions on our ability to offer these products.

We are also subject to U.S. federal and state laws governing marketing and consumer outreach. For example, certain outreach activities, such as marketing calls or text messages, may be subject to the Telephone Consumer Protection Act, or TCPA, as interpreted and implemented by the Federal Communications Commission, or FCC and U.S. courts, as well as similar state telemarketing laws, which regulate how and when such communications may be made and can impose significant restrictions on the use of telephone calls and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, as we have experienced in the past, including through costly class actions, of which numerous suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, resulting in significant judgments or settlement awards to the plaintiffs. Further, any changes to the TCPA, its interpretation, or enforcement that further restricts the way we or independent agents contact and communicate with potential consumers or generate leads could harm our business, financial condition, and results of operations. Additionally, CAN-SPAM establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email. Although we have implemented compliance controls and may rely on enterprise partners or vendors to manage these activities, we may still face, and have faced, regulatory scrutiny or claims regarding actual or perceived violations of these laws. Our uses of certain personal or health information for marketing and other purposes may also be restricted by federal and state laws and regulations. In addition, we are subject to certain anti-money laundering and economic sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC. Failure to comply with these requirements could result in significant penalties, regulatory investigations, reputational harm, or limitations on our ability to operate.

Additionally, federal, state, and other regulatory authorities have focused on, and continue to devote substantial attention to, the insurance industry as well as to the sale of products or services to seniors. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect our operations or our ability to conduct business profitably. In addition, the growth of our product mix to include more complex or variable products further exposes us to risk and regulatory scrutiny of the sale of such products to seniors. In particular, annuities and certain other more complex insurance products that we distribute are subject to heightened and evolving regulation that is more extensive than the regulation applicable to our core life insurance products, including best interest and suitability standards, replacement and free-look requirements, and enhanced protections for senior consumers. Our platform also now includes wills and estate planning services, which may subject us to additional legal and regulatory requirements, including those relating to the unauthorized practice of law, state-specific documentation standards, and marketing to seniors. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.

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

In the past, state regulators have scrutinized the manner in which insurance brokers are compensated. For example, in 2004, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to consumers regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. While we act as a licensed insurance producer and third-party administrator, rather than as an insurance broker, such scrutiny could nonetheless extent to the compensation arrangements of the third-party independent agencies and agents who sell policies on our platform, as well as the way we recognize revenue on policies sold through our platform. Compliance with new regulations that may be enacted by such regulators, along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, comprehensive and sector-specific privacy laws and regulations, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and similar state unfair and deceptive trade practices laws), and other similar laws (e.g., wiretapping laws). At the U.S. federal level, we are subject to, among other laws, the Gramm-Leach-Bliley Act, or GLBA, which requires financial institutions, including insurers, to, among other things, periodically disclose their privacy policies and practices relating to sharing “nonpublic personal information” and, in some cases, enables customers to opt out of the sharing of certain personal information with unaffiliated third parties. The GLBA also requires financial institutions to implement an information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. We are also subject to the rules and regulations promulgated under the authority of the U.S. Federal Trade Commission, or FTC. The FTC and state regulators enforce a variety of data privacy and cybersecurity issues, such as misrepresentations in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. While we are not directly subject to the federal Health Insurance Portability and Accountability Act of 1996, as amended, including as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and the regulations that implement such laws (collectively, HIPAA), HIPAA affects certain of our business operations. For example, we obtain individuals’ medical and health information from their medical providers and other entities, which we then use for the purposes of determining applicants’ eligibility for life insurance. Many medical providers and other entities cannot release such medical and health information to us unless the release authorizations signed by the individuals satisfy the applicable HIPAA requirements. We also represent in our contractual agreements with key vendors that we comply with HIPAA’s requirements for authorizations to disclose protected health information.

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

Additionally, as part of certain lead monetization efforts, we provide lead information from individuals who start but do not complete the insurance application process on our platform to a limited number of third-party agencies. While we intend for this information to be used solely for insurance-related purposes and by agencies, once shared, we do not control how these agencies handle the data. As a result, this initiative has exposed us to heightened privacy, data security, and reputational risks, particularly to the extent these third parties fail to comply with applicable laws or consumer expectations regarding the handling of personal information.

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

Additionally, as AI technologies continue to advance, threat actors can leverage these technologies to develop more sophisticated attack methods that are increasingly automated, targeted, coordinated, and which may evolve faster than traditional security measures can adapt, making them more difficult to defend against. The proliferation of these technologies could enable less skilled threat actors, or AI agents, to initiate attacks and increase the speed, frequency, scale and impact of security incidents.

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

We also rely on third parties to operate critical business systems to process sensitive data in a variety of contexts including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third party partners who are integrated into our business operations. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place despite any statements or representations they might make. Third parties with whom we work have experienced, and may again experience, security incidents or other interruptions that have in the past, and could in the future, adversely affect our business, results of operations, and financial condition. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and at any given moment third parties’ infrastructure in our supply chain or that of the third parties with whom we work could be compromised.

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

The use of AI technologies may expose us to other regulatory, operational, or reputational risks. For example, plaintiffs, including pro se litigants, may utilize AI technologies to generate complaints or otherwise in support of bringing litigation against us, including class action claims. Such complaints, regardless of their merits, could have an adverse effect on us by exposing us to negative publicity, reputational damage, or diversion of personnel and management resources. AI technologies may also impact consumer engagement with our platform, if AI agents or platforms do not encourage the use of our platform and offerings.

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

Our Class B common stock has 20 votes per share, and our Class A common stock, which is the stock we have listed for trading on Nasdaq, has one vote per share. As of September 30, 2026, stockholders who hold shares of Class B common stock, including our co-founders, entities affiliated with Accel, and entities affiliated with Sequoia Capital, together hold approximately 91.8% of the voting power of our outstanding capital stock. As a result, our co-founders, Accel, and Sequoia Capital have significant influence over our management and affairs and over all matters requiring stockholder approval, including election of directors and significant corporate transactions, such as a merger or other sale of the Company or our assets, for the foreseeable future.

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
•
our involvement in litigation;
•
future sales or repurchases of our Class A common stock by us or our stockholders;
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

In August 2026, our Board of Directors authorized a share repurchase program (the “2026 Share Repurchase Program”) pursuant to which we may repurchase up to $100.0 million of our Class A common stock. Repurchases may be effected, from time to time, either on the open market (including pre-set trading plans), in privately negotiated transactions, and other transactions in accordance with applicable securities laws. The 2026 Share Repurchase Program has no expiration date. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our Class A common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, and alternative investment opportunities. The 2026 Share Repurchase Program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. The 2026 Share Repurchase Program may be modified, suspended or terminated at any time at our discretion, which may result in a decrease in the trading prices of our Class A common stock. Even if the 2026 Share Repurchase Program is fully implemented, it may not enhance long-term stockholder value. As of the date of this Quarterly Report, no shares have been repurchased since the announcement of the program.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2026. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company.” We have recently commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act, or Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. Although we currently have an internal audit group, we will need to hire additional accounting and financial staff with appropriate public company experience and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We may identify material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

On August 25, 2026, Brandt Kucharski, our Chief Accounting Officer, terminated his previously disclosed trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), which was entered into on May 15, 2026 and was set to expire on August 31, 2027. The terminated sales plan provided for the potential sale of up to 136,831 shares of our Class A common stock, consisting of (i) up to 77,436 shares of our Class A common stock, and (ii) up to 59,395 shares of our Class A common stock issuable upon vesting and settlement of RSUs, excluding shares withheld or sold to satisfy tax withholding obligations.

Additionally, on August 25, 2026, Mr. Kucharski adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) that will expire on August 31, 2027. The trading plan provides for the potential sale of up to 45,049 shares of our Class A common stock issuable upon vesting and settlement of RSUs, excluding shares withheld or sold to satisfy tax withholding obligations.

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

Date: November 4, 2026

Ethos Technologies Inc.
By:	/s/ Peter Colis
Name:	Peter Colis
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christopher Capozzi
Name:	Christopher Capozzi
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Brandt Kucharski
Name:	Brandt Kucharski
Title:	Chief Accounting Officer
(Principal Accounting Officer)